Form 10-Q
period 1995-09-30
AG BAG INTERNATIONAL LTD
filed 1995-11-14
CIK 842289

<Page 1>




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 1995



Commission file Number:  0-18259


                  AG-BAG INTERNATIONAL LIMITED
     (Exact name of registrant as specified in its charter.)


         Delaware                                 93-1143627
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)             Identification No.)


2320 SE Ag-Bag Lane, Warrenton  OR                  97146
(Address of principal executive offices)          (Zip Code)


(503)861-1644
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [ X ]      NO [   ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of September 30, 1995.





                                  1



<Page 2>
Part 1 - Financial Information
Item 1 - Financial Statements

                    AG BAG INTERNATIONAL LIMITED
                    CONSOLIDATED BALANCE SHEETS



                              ASSETS
                            (Unaudited)

                                     September 30       December 31
                                   1995        1994        1994
                               ----------   ----------   ----------
Current assets:
 Cash and cash equivalents    $       656  $       656  $   876,043
 Accounts receivable            5,122,639    4,780,025    2,426,035
 Inventories                    7,532,968    6,096,809    4,825,978
 Other current assets             747,939      649,537      316,527
                               ----------   ----------   ----------


     Total current assets      13,404,202   11,527,027    8,444,583

 Intangible assets, less
  accumulated amortization      2,028,723    2,371,397    2,230,660
 Property, plant and equipment
  less accumulated depreciation 3,599,051    4,223,229    3,862,100
 Long-term inventories            837,303                   885,303
 Other assets                     146,402      155,492      123,149
                                ---------    ---------    ---------

Total assets                  $20,015,681  $18,277,145  $15,545,795
                               ==========   ==========   ==========









                                 (Continued)















                                    2



<Page 3>

                    AG-BAG INTERNATIONAL LIMITED
                    CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Unaudited)

                                     September 30       December 31
                                   1995        1994        1994
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 3,636,741  $ 1,818,500  $   130,756
 Current portion of long term
  debt and capital lease
  obligations                     506,721      881,744      787,644
 Current portion of notes
  payable to shareholders'        110,795       47,579      375,000
 Accounts payable               1,140,237      809,799      639,389
 Accrued expenses and other
  current liabilities             596,159      551,186      680,174
 Debentures payable                            918,000      188,000
 Income tax payable               346,098      416,200      310,000
                               ----------   ----------   ----------

   Total current liabilities    6,336,751    5,443,008    3,110,963

 Deferred income taxes             32,699      130,302       32,699
 Long term debt and capital
  lease obligation, less
  current portion               1,204,016    1,357,187    1,023,360
 Notes payable to shareholders'
  less current portion             57,459      375,000
                                ---------    ---------    ---------
   Total liabilities            7,630,925    7,305,497    4,167,022
                                ---------    ---------    ---------

Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,537      106,720      116,553
 Additional paid-in capital     9,201,796    8,135,683    8,853,513
 Retained earnings              2,472,265    2,143,107    1,787,408
 Foreign currency translation    (105,842)   (109,862)     (74,701)
                                ---------    ---------    ---------
   Total shareholders' equity  12,384,756   10,971,648   11,378,773
                                ---------    ---------    ---------

Total liabilities and
 shareholders' equity         $20,015,681  $18,277,145  $15,545,795
                               ==========   ==========   ==========



            See Notes to Consolidated Financial Information

                                   3






<Page 4>

                                                     AG BAG INTERNATIONAL LIMITED
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)

                                                                                                     Foreign
                                    Preferred Stock       Common Stock       Paid-In     Retained    Currency
                                    Shares   Amount     Shares     Amount    Capital     Earnings  Translation    Total
                                    ------   ------     ------     ------    -------     --------  -----------    -----
Balance December 31, 1994          174,000  $696,000  11,655,373  $116,553  $8,853,513  $1,787,408  ($74,701)  $11,378,773

Exercise of warrant                                      137,500     1,375     149,875                             151,250
Conversion of debentures                                 250,667     2,507     182,224                             184,731
Foreign currency translation                                                                        ( 18,124)      (18,124)
Preferred stock dividends                                                                  (14,790)                (14,790)
Net income                                                                                  79,641                  79,641
                                   -------   -------  ----------   -------   ---------   ---------   --------   ----------
Balance March 31, 1995             174,000   696,000  12,043,540   120,435   9,185,612   1,852,259  ( 92,825)   11,761,481

Stock issued in connection with
 employee stock plan                                       9,998       100      15,835                              15,935
Foreign currency translation                                                                        (  2,639)       (2,639)
Preferred stock dividends                                                                  (14,790)                (14,790)
Net income                                                                                 413,592                 413,592
                                  -------    -------  ----------   -------   ---------   ---------   -------    ----------
Balance June 30, 1995             174,000   $696,000  12,053,538  $120,535  $9,201,447  $2,251,061  ($95,464)  $12,173,579

Stock issued in connection with
 employee stock plan                                         213         2         349                                 351
Foreign currency translation                                                                        ( 10,378)      (10,378)
Preferred stock dividends                                                                  (14,790)                (14,790)
Net income                                                                                 235,994                 235,994
                                  -------    -------  ----------   -------   ---------   ---------   -------    ----------
Balance September 30, 1995
                                  174,000   $696,000  12,053,751  $120,537  $9,201,796  $2,472,265 ($105,842)  $12,384,756
                                  =======    =======  ==========   =======   =========   =========   =======    ==========

















































                                       See Notes to Consolidated Financial Information

                                                             4









<Page 5>

                             AG-BAG INTERNATIONAL LIMITED
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months
                                             Ended September 30
                                                 (Unaudited)
                                            ----------------------
                                              1995         1994
                                              ----         ----
Net sales                                 $ 5,938,178  $ 7,149,271
Cost of sales                               4,292,890    5,051,258
                                            ---------    ---------
Gross profit from operations                1,645,288    2,098,013

Selling expenses                              632,857      616,566
Administrative expenses                       597,739      600,150
Research and development expenses              18,371       12,515
                                            ---------    ---------

Income from operations                        396,321      868,782

Other income (expense):
  Interest income                               2,967       12,960
  Interest expense                           (135,025)    (146,294)
  Loss on joint venture                                   (125,741)
  Miscellaneous                                93,231       74,264
                                            ---------    ---------
Income before provision for income taxes      357,494      683,971

Provision for income taxes                   (121,500)    (210,000)
                                            ---------    ---------

Net income                                $   235,994  $   473,971
                                            =========    =========


Primary earnings per share                $       .02  $       .04
                                            =========    =========

Weighted average number of common
 shares outstanding                        12,077,260   10,692,859
                                            =========    =========
















            See Notes to Consolidated Financial Information

                                    5

<Page 6>

                          AG BAG INTERNATIONAL LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Nine Months
                                  Ended September 30       Year
                                    (Unaudited)         Ended 12/31
                                --------------------    ----------
                                 1995         1994         1994
                                 ----         ----         ----
Net sales                    $17,034,556  $16,882,778  $20,706,738
Cost of sales                 12,117,717   11,856,846   14,832,613
                              ----------   ----------   ----------
Gross profit from operations   4,916,839    5,025,932    5,874,125

Selling expenses               1,838,548    1,651,212    2,167,865
Administrative expenses        1,731,699    1,694,903    2,322,085
Research and development          56,089       47,204       60,257
                              ----------   ----------   ----------

Income from operations         1,290,503    1,632,613    1,323,918

Other income (expense):
  Interest income                 32,060       35,532       45,826
  Interest expense              (312,777)    (381,003)    (465,743)
  Loss on joint venture                      (125,741)    (140,741)
  Miscellaneous                   87,941      129,135      199,084
                              ----------   ----------   -----------
Income before provision for
 income taxes                  1,097,727    1,290,536      962,344

Provision for income taxes      (368,500)    (416,200)    (428,917)
                              ----------   ----------   ----------

Net income                   $   729,227  $   874,336  $   533,427
                              ==========   ==========   ==========


Primary earnings per share   $       .06  $       .08  $       .04
                              ==========   ==========   ==========

Weighted average number of
 common shares outstanding    12,055,858   10,690,727   11,644,785
                              ==========   ==========   ==========
















            See Notes to Consolidated Financial Information

                                    6

<Page 7>

                               AG BAG INTERNATIONAL LIMITED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Nine months ended September 30
                                                 (Unaudited)
                                         --------------------------
                                             1995          1994
                                             ----          ----
Cash flows from operating activities:
 Net income                               $   729,227  $   874,336
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              852,104      728,229
   Deferred income taxes                                   (28,956)
   Issuance of stock under employee
    stock plan                                 16,286
   Gain on sale of assets                     (52,912)
   Loss on investment in joint venture                     116,250
   Changes in assets and liabilities:
    Accounts receivable                    (2,696,604)  (3,338,190)
    Inventories                            (2,658,990)  (1,063,221)
    Other current assets                     (431,412)    (322,100)
    Accounts payable                          500,848      372,054
    Accrued expenses and other current
     liabilities                             ( 84,015)    ( 53,319)
    Income tax payable                         36,098      297,907
    Investments                                            153,743
                                           ----------   ----------
Net cash used in operating activities      (3,789,370)  (2,263,267)
                                           ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (452,602)    (742,926)
 Proceeds from disposition of assets          110,000
 Intangible assets                              5,127      (45,923)
 Investment in Joint venture                                45,890
 Effect of foreign currency translation       (31,141)      72,424
                                           ----------   ----------
Net cash used in investing activities        (368,616)    (670,535)
                                           ----------   ----------
Cash flows from financing activities:
 Proceeds from line of credit               3,505,985    1,673,250
 Principal payments on debt                  (100,267)    (325,338)
 Payment of shareholders' notes              (206,746)    (204,073)
 Proceeds on long term note receivable        (23,253)    (124,104)
 Exercise of employee options                               11,000
 Exercise of warrant                          151,250
 Payment of preferred dividends               (44,370)     (44,370)
                                           ----------   ----------
Net cash provided by financing activities   3,282,599      986,365
                                           ----------   ----------
Net decrease in cash                         (875,387)  (1,947,437)

Cash and cash equivalents at beginning
 of period                                    876,043    1,948,093
                                           ----------   ----------
Cash and cash equivalents at end of period $      656  $       656
                                            =========   ==========


            See Notes to Consolidated Financial Information

                                    7

<Page 8>

                   AG-BAG INTERNATIONAL LIMITED
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


Note 1 - Description of Business and Summary of Significant
Accounting Policies
------------------------------------------------------------


The Company's consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the nine month period should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1994 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.


Statement of Cash Flows
-----------------------

During the first quarter of 1995 certain debenture holders converted $188,000 of ten percent senior subordinated debentures to common stock. Net debenture issue costs of $3,269 were recorded against additional paid-in capital.

As these transactions did not provide or use cash resources, they have been excluded from the accompanying consolidated statement of cash flows for the period ended September 30, 1995.


Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

<Page 9>

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1994, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 1995, compared to the results of operations for the three-month period ended September 30, 1994, and to results of operations for the nine-month period ended September 30, 1995 compared to the results of operations for the nine-month period ended September 30, 1994, and to changes in the Company's financial condition from December 31, 1994 to September 30, 1995.

Consolidated net sales for the three-month period ended September
30, 1995 were $5,938,178 down 16.94% from $7,149,271 for the same period in 1994.  Net sales for the nine-month period ended
September 30, 1995 were $17,034,556 up .90% from $16,882,778 for the same period in 1994. The decrease in sales primarily resulted from adverse global weather conditions in geographical areas where the Company markets its products. U.S. sales were lower due to an early winter freeze which limited bagging of corn silage in the midwest. U.K. sales were reduced due to the hot summer which eliminated second cuttings of some crops. In addition, late spring cold, wet weather in the southern hemisphere caused a delay in the growing season and lessened the need for early shipment of equipment during the quarter. Additionally, milk and beef prices continued their downward trend which caused U.S. farmers to be very cautious on capital expenditures for new equipment. The slight increase in sales for the year was the result of the above factors, coupled with a large machine and bag order to the European market and the sale of a mid-sized composting system earlier in the year. For the first nine-months of 1995, sales in the Company's United Kingdom operation increased 4.80% despite unfavorable weather due to a change in the Company's marketing strategy.

Gross profit from sales for the three-month period ended September 30, 1995 was $1,645,288 a decrease of 21.58% from $2,098,013 for the same period in 1994. Gross profit from sales for the nine-month period ended September 30, 1995 was $4,916,839 a decrease of 2.17% from $5,025,932 from the same period in 1994. The decrease in gross profit for the quarter and nine-months was the result of reduced sales volumes with decreased gross margins coupled with increases in production labor, transportation and material costs.

<Page 10>

Selling expenses for the three-month period ended September 30, 1995 were $632,857 an increase of 2.64% from $616,566 for the same period in 1994. Selling expenses for the nine-month period ended September 30, 1995 were $1,838,548 an increase of 11.35% from $1,651,212 for the same period in 1994. The increase in selling expenses for the quarter and nine-month period was the result of increased sales and marketing activities in the Company's international market as well as its grain and compost divisions.

Administrative expenses for the three-month period ended September 30, 1995 were $597,739 a decrease of less than 1% from $600,150 for the same period in 1994. Administrative expenses for the nine-month period ended September 30, 1995 were $1,731,699 an increase of 2.17% from $1,694,903 for the same period in 1994. The increase for the nine-month period was the result of higher professional fees incurred earlier in the year coupled with higher general operating overheads to support the international expansion, grain and compost divisions.

Interest expense for the three-month period ended September 30, 1995 was $135,025 a decrease of 7.70% from $146,294 for the same period in 1994. Interest expense for the nine-month period ended September 30, 1995 was $312,777 a decrease of 17.91% from $381,003 for the same period in 1994. The decrease for the quarter and nine-month period was the result of the conversion of the debentures into common stock. Additionally, the Company completed early repayment on a 15% interest bearing note in early 1995.

Net income for the three-month period ended September 30, 1995 decreased to $235,994 from $473,971 for the same period in 1994. Net income for the nine-month period ended September 30, 1995 decreased to $729,227 from $874,336 for the same period in 1994. The decrease for the quarter and nine-month period was the result of adverse weather conditions which eliminated the harvest of some crops in addition to the reluctance of U.S. farmers to purchase capital items in light of depressed milk and beef prices, coupled with decreased volume and margins and increased selling and administrative costs to handle the Company's expansion in the international market, grain and compost markets which were offset by lower interest costs.


Liquidity and Capital Resources
-------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and early summer to meet the sales demands during

<Page 11>

the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory available to meet its sales demands through the spring and summer months.

     The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

Accounts receivable increased 7.17% as of September 30, 1995 to $5,122,639 from the September 30, 1995 level of $4,780,025. The increase was the result of a large portion of the Company's sales occurring during the last month of the quarter coupled with the fact the Company offered extended terms to key dealers.

Inventory at September 30, 1995 was $8,370,271 which was 37.29% higher than inventory at September 30, 1994 of $6,096,809. The increase in inventory was the result of reduced sales for the quarter and management's earlier decision to carry higher inventory levels to meed rapid delivery requirements and avoid backlog during harvest.

The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. In addition, the Company has a $200,000 equipment acquisition line.
As of September 30, 1995, $3,220,709 had been taken under the credit line and no borrowings had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of September 30, 1995 borrowings under the foreign operation line aggregated $416,032 US dollars out of an available $633,200 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1995.

<Page 12>

                      Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27, Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

<Page 13>

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AG-BAG INTERNATIONAL LIMITED,
                              a Delaware corporation
                                   (Registrant)



                              By:   /s/Michael R. Wallis
Date: November 14, 1995             Michael R. Wallis
                                    Chief Financial Officer and
                                     Vice President