Form 10-K
period 1995-12-31
AG BAG INTERNATIONAL LTD
filed 1996-04-01
CIK 842289

========================================================================
                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C.  20549

                                                FORM 10-K(*)
                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 COMMISSION FILE NUMBER:
0-18259

                                AG-BAG INTERNATIONAL LIMITED
                   (Exact name of registrant as specified in its charter)

                 DELAWARE                                      93-1143627
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       2320 SE AG-BAG LANE
        Warrenton, Oregon                                            97146
(Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 861-1644

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Common shares, par value $.01 per share
                              (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    /X/     No     / /

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The aggregate quoted market price of voting stock of registrant held by non-affiliates as of March 11, 1996, was $1 11/32.

       The registrant has one class of common stock with 12,053,741 shares outstanding as of March 19, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 3, 1996, is incorporated into Part III of this report.

(*) The information required by a portion of Item 1 and Items 6, 7, 8 and 14(d) and Exhibits 11, 12, 23 and 27 required by Item 14(c) is the subject of a Form 12b-25 filed contemporaneously herewith and, therefore, has been omitted from this Form 10-K.
========================================================================

                                        AG-BAG INTERNATIONAL LIMITED
                                              TABLE OF CONTENTS

                                                                        PAGE


PART I
       Item 1.        Business..........................................  1
       Item 2.        Property..........................................  9
       Item 3.        Legal Proceedings.................................  9
       Item 4.        Submission of Matters to a Vote of Security
                      Holders Executive Officers of the Registrant......  9

PART II
       Item 5.        Market for Registrant's Common Equity and Related
                      Stockholder Matters............................... 10
       Item 6.        Selected Financial Data........................... 11
       Item 7.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..... 11
       Item 8.        Financial Statements and Supplemental Data........ 11
       Item 9.        Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............ 11

PART III
       Items 10. and 11.  Directors and Executive Officers of
                      Registrant and Executive Compensation............. 12
       Item 12.       Security Ownership of Certain Beneficial
                      Owners and Management............................. 12
       Item 13.       Certain Relationships and Related Transactions.... 12

PART IV
       Item 14.       Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K............................... 13

                                                   PART I
                                                   ______

ITEM 1.  BUSINESS
_________________

GENERAL
_______

       Ag-Bag International Limited (the "Company") was incorporated as a New York corporation in 1989. The primary operating company, Ag-Bag Corporation, a Nebraska corporation, was incorporated in 1978. The Company changed its name in 1990 from AB Holding Group, Inc. to Ag-Bag International Limited. In 1994, in an effort to streamline and save administrative expenses, two of the Company's operating subsidiaries, A.B. Rental, Inc. and Ag-Bag Corporation were merged into the Delaware subsidiary, ABVIN Merging Corp. On January 1, 1995, the Company was merged into its Delaware subsidiary resulting in the reincorporation of the Company in Delaware and changed its name to Ag-Bag International Limited.

       The Company has pioneered an alternate method of storing feed for livestock. Traditional methods of storing feed have included placing it in bunkers, pits, and silos or baling and stacking it. The Company's method is to store the feed in huge plastic bags of up to 250 feet in length and up to 12 feet in diameter by tightly stuffing the feed into the bag. The Company assembles the machines for stuffing the feed into the bags. It has the bags manufactured to its specifications and then folds and distributes the bags through its dealer network. The benefits of bagging the feed include reduced cost, additional flexibility in harvesting and storing the feed, enhanced feed quality, and relatively small capital requirements. The Company also sells ancillary products which complement the Company's main line of bagging machines and bags.

       The Company expects the use of bagging as a means of silage storage to continue to play a major role in the 1990's because the quality of stored feed is better than other known competitive methods, allowing the farmers to be more efficient and produce dairy, beef, sheep and pork products at a lower price. The Company believes the concept of bagging is one way in which farmers can be more profitable by reducing, or completely eliminating, the purchase of feed and grain from outside sources. Bagging enables the farmer to produce and store the feed on the farm and provides easier access to the silage thereby allowing the farmer to choose the quality of silage to feed at any given time. The bagged feed has shown high quality, allowing for higher production.

       The Company expanded its operations into Europe in 1989 where it offers a custom bagging service on a fee per metric tonne basis in the United Kingdom. In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany.

       The Company is developing other uses for its bagging technology. In 1993, it established a grain bagging division and a composting division. The Company assembles and sells grain bagging machines which enable farmers to store whole grains as well as other products in the Company's recyclable TriDura plastic bags and has adapted its bagging machines to permit bagging of compostable organic matter. The Company has developed plastic bag bailers which enable the Company to bail and pick up the recyclable TriDura plastic bags from its customers.


SEASONAL NATURE OF BUSINESS
___________________________

       The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In 1994, the Company began to counteract some of its seasonality by generating sales in Latin America and expanding into the compost market.


FARM EQUIPMENT AND PRODUCTS
___________________________

       INTRODUCTION. Silage is made using the Ag-Bag<REGISTERED TRADEMARK> system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value that would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

       The Ag-Bag<REGISTERED TRADEMARK> system is an alternative to bunkers, pits and silos. The Ag-Bag<REGISTERED TRADEMARK> bagging machines push the forage into huge recyclable plastic film TriDura bags with sufficient compaction to minimize the amount of oxygen in the bag which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut and store the forage thus reducing the loss of nutrients.

       AG-BAG<REGISTERED TRADEMARK> FARM EQUIPMENT. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger<REGISTERED TRADEMARK>." The Ag-Bagger<REGISTERED TRADEMARK> is available in three versions with a number of optional features.

       The smallest version consists of machines used to load forage into Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags ranging in size from 8 to 9 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle.
The retail prices for this machine range from approximately $20,000 to $45,000.

       In 1992, the Company introduced a medium-sized machine which can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $65,000 to $110,000.

       The largest version consists of machines that can be used to load Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags ranging in size from 9 to 12 feet in diameter and 150 to 250 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger<REGISTERED TRADEMARK> was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines come with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $178,500 to $230,000.

       A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

       The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber<REGISTERED TRADEMARK> with a retail price ranging from $4,000 to $15,000. The Flex-a-Tuber<REGISTERED TRADEMARK> comes in two versions, one for storing round bales and the other for storing square bales. The Flex-a-Tuber<REGISTERED TRADEMARK> permits farmers to store round-baled and square-baled alfalfa, sorghum, and other forage in Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags. The round bale and square bale Flex-a-Tubers are made in three sizes to permit the bagging of four, five and six foot bales. The bales can be stored in Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags up to 200 feet in length.

       The Company developed the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger, which retails for between $13,000 and $45,000. This machine is similar in design to the smallest Ag-Bagger<REGISTERED TRADEMARK> machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

       The Company also assembles and sells the Mighty Bite<REGISTERED TRADEMARK> front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite<REGISTERED TRADEMARK> closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures them in sizes ranging from one-half cubic yard to one cubic yard with a retail price ranging from $3,000 to $4,500.

       The Company has adapted its Ag-Bag<REGISTERED TRADEMARK> bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is combined with a shredder that shreds the organic material which is then fed into the bagging machine which bags the compostable matter into huge Ag-Bag<REGISTERED TRADEMARK> TriDura storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process.

       AG-BAG<REGISTERED TRADEMARK> TRIDURA STORAGE BAGS. The Ag-Bag<REGISTERED TRADEMARK> TriDura disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 250 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The Company then converts the rolls into bags by cutting the rolls into the various bag lengths and folding the bags for use on the Company's bagging machines. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a TriDura bag is used, it may be recycled or disposed of in another manner, but may not be reused.

       The Company contracts for the manufacture of, and sells, two grades of bags: (1) TriDura three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months and (ii) single-ply white bags intended for storage not to exceed 18 months. The retail price of the bags ranges from approximately $225 to $950. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

       AG-BAG<REGISTERED TRADEMARK> INOCULANT. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus<REGISTERED TRADEMARK>. The inoculant is added to the forage or the round bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The Company has experienced an increase in the sales of liquid inoculant since June 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company is currently developing an inoculant designed specifically for bunkers, pits and storage of high moisture grain. This will enable the Company to penetrate three new markets for its inoculant products.

       Bags and machines each account for more than 30% of the Company's consolidated revenue and have done so for the last three years.


MARKET SIZE
___________

       The market for Ag-Bag<REGISTERED TRADEMARK> machinery and Ag-Bag<REGISTERED TRADEMARK> TriDura recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1994, over 172,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook X published in 1995 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 150,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag<REGISTERED TRADEMARK> farm equipment and TriDura storage bags; and that only about 5-7% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 60% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany and the United Kingdom, where the Company currently operates, and there is a large potential market in other countries into which the Company may expand.

       The Company also markets the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger, which is used to bag grain for animal and human consumption as well as other products. The amount of grains stored for animal and human consumption in the North American and European markets in which the Company presently markets its bagging machines and equipment is very large. However, since the Grain Bagger has only recently been introduced, the Company is uncertain whether it will continue to gain acceptance in the marketplace as an alternative to present methods of grain storage. Until further marketing efforts have been made, the Company cannot estimate with any certainty the likely size of the market for the Grain Bagger and no assurance can be given that the grain bagging concept will continue to be accepted in the marketplace. The Company completed 9 sales in 1995, of its newly designed grain bagging machines.

       The Company has also developed a system for "in-vessel" composting which is designed to eliminate odors and control leachate which is inherent with composting. Composting is an alternative for disposing or eliminating the large number of organics from landfills. The Company's primary market is with cities, counties, and municipal waste companies. The Company currently estimates the size of the compost market within North America to be $1 billion a year. In the composting area, the Company sold 2 bagging systems, placed 3 sublicense agreements and commenced 7 pilot projects in 1995. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.

MARKETING
_________

       The Company markets its Ag-Bag<REGISTERED TRADEMARK> farm equipment, TriDura storage bags, Ag-Bag Plus<REGISTERED TRADEMARK> and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1995, there were 140 dealers serviced by a combined total of 23 regional and territorial Company-employed managers. Most of the dealers market all of the Ag-Bag<REGISTERED TRADEMARK> line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag<REGISTERED TRADEMARK> inoculants. The Company also sells farm equipment, TriDura storage bags, and inoculant directly to large customers in the states of California, New Mexico, Washington, and in the New England area.

       The Company offers customers the opportunity to finance the purchase of Ag-Bag<REGISTERED TRADEMARK> farm equipment through unaffiliated third parties who offer lease-purchase financing.

       The Company rents Ag-Bag<REGISTERED TRADEMARK> bagging machines to farmers located in the state of California. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1995, the Company had 6 machines available for rent. The Company also sells TriDura storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag<REGISTERED TRADEMARK> bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

       The Company offers a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. It retains ownership of the bagging machines, provides bags to the customer, and fills the bags with the customer's forage on a fee-per-metric tonne basis. In the United Kingdom, KW Agriculture Ltd. was the exclusive sales and marketing agent for the Company. Beginning in 1995, the relationship was no longer exclusive and the Company began utilizing its existing sales and marketing force in conjunction with KW Agriculture Ltd. to more fully exploit the UK market.

       The Company has formed a grain bagging division and is beginning to market its grain bagging system. The Company markets its grain bagging equipment through its dealer network and also through grain co-ops and governmental agencies. In 1993, the Company received the U.S.
Department of Agriculture's approval for commodities stored in the Company's systems to be used as collateral for Commodity Credit Corp. loans. Commodity Credit Corp. provides low-interest loans to farmers who store grain in approved storage structures. The Company has sold the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger in the United States,
Canada and in North Africa.

       The Company also formed a composting division to market its "in-vessel" composting system. The Company intends to establish and market this system through a composting dealer network. In addition, the Company expects to develop a regional and territorial sales force which will have expertise in composting and environmental recovery. The Company markets its composting system through a sublicense which allows the end user to use the Ag-Bag<REGISTERED TRADEMARK> compost technology.


       The Company is not dependent on any single customer or a few customers. The loss of any customer would not have a material adverse effect on the Company.


ASSEMBLY AND MANUFACTURING
__________________________

       AG-BAG<REGISTERED TRADEMARK> FARM EQUIPMENT. The Company buys most of its components for its bagging machines from various other manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines and Flex-a-Tubers<REGISTERED TRADEMARK> are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled both at the Warrenton facility and at the Company's Blair, Nebraska plant and the Grain Baggers are assembled at the Company's
Blair, Nebraska plant.

       The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

       AG-BAG<REGISTERED TRADEMARK> TRIDURA STORAGE BAGS. All of the three-ply TriDura bonded storage bags and the single-ply white bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to the exposure to weather and the sun's ultraviolet light rays. The TriDura plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in uncut rolls to the Company's plant in Blair, Nebraska, where they are cut to the proper lengths and folded for shipment to the Company's dealers or directly to large customers, such as feedlots.

       AG-BAG<REGISTERED TRADEMARK> INOCULANTS. The liquid inoculant is purchased by the Company on the open market. The Company believes that the liquid inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter
L. Jay.  See "Executive Officers of the Registrant."


PRINCIPAL SUPPLIERS AND MANUFACTURERS
_____________________________________

       The Company purchases its TriDura bags from one supplier and the Company considers its relationship with the supplier as good. The Company believes there are adequate alternative suppliers available in the event the supplier is unable to provide bags.

       The structural components of the Company's farm equipment are manufactured in Oregon under agreements with two manufacturing companies. The Company believes that alternative sources of supply are readily available at competitive prices if the present sources of supply should become unavailable. The Company is not aware of any raw materials shortages or problems with these suppliers which would adversely affect the operations of the Company's business.

       The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchased the liquid inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.


COMPETITION

       The Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems, hence, the Company's new slogan, the "Complete One." Ag-Bag<REGISTERED TRADEMARK> is the only Company which manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States which manufacture similar silage bagging machines. There are also a number of competitors which manufacture bale wrapper machines, which compete with the Company's Flex-a-Tuber<REGISTERED TRADEMARK>.
The Company believes that it distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

       The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas in the U.S., a recycling service for used Ag-
Bag<REGISTERED TRADEMARK> TriDura bags.

       The Company also competes with companies constructing bunkers and pits, and to a lesser extent silos. The competitors are mostly smaller companies that build the bunkers and pits for the farmer, which the farmer then fills with forage using available or rented farm equipment otherwise used in the farming operation. While these methods do not require bags or special equipment to fill the bags, the use of these alternatives involves a significant loss of flexibility in storing and harvesting the feed and an overall loss of feed quality. Flexibility is lost since structures must be permanently placed and significant capital requirements are necessary to expand them. The feed quality is inferior because of the amount of oxygen remaining after the forage is placed in the pits or bunkers.

       In the compost area, the Company competes primarily with wind row turner manufacturers. Wind row turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's systems offer the advantage of being self-contained thus reducing odor and requiring no turning or watering.
There are approximately 50 manufacturers of turners. In addition, the Company also competes with about five companies which manufacture "in-vessel" systems, such as burners and incinerators for large projects, generally ranging from $1 to $15 million.

       In addition to the current competition, national competitors may emerge if the bagging equipment and storage bag markets continue to grow. These potential competitors include large farm equipment manufacturers and large chemical companies who might decide to manufacture and sell the storage bags.

       The Company competes in its product markets primarily on the basis of product quality, warranty protection, and customer service. Some of its competitors are larger and have greater financial, marketing, technical, and other resources than the Company.


BACKLOG
_______

       In 1996, the orders were comparable to 1995. The dollar amount of backlog orders of the Company that are believed to be firm, as of March 1, 1996, was approximately $3,806,600, as compared to $3,700,000 on March 1, 1995. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


RESEARCH AND DEVELOPMENT
________________________

       The amounts spent on research and development are not material.

ENVIRONMENTAL MATTERS
_____________________

       Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 1995. Except for the possible effect of regulations in the United Kingdom, as described below, no material effect is anticipated for the year ending December 31, 1996.

       Effective September 1, 1991, separate pollution control regulations were adopted concerning silage slurry or run off by Scotland, England and Wales. The Scottish regulations specifically permit the Ag-Bag<REGISTERED TRADEMARK> system of bagging. The regulations adopted by England and Wales, although subject to interpretation, may require that farmers using Ag-Bag<REGISTERED TRADEMARK> TriDura bags for storing high-moisture content silage build a concrete structure under the bags to control possible run off. It is estimated that the cost of such structures would be approximately 16,000 pounds sterling (approximately US$24,800). Currently, the Company has been permitted to bag low and medium moisture silage in England and Wales without using concrete structures so long as the bags were placed on sites that were relatively firm and away from streams and other water courses.


PATENTS AND TRADEMARKS
______________________

       The Company has basic and improvement patents in the U.S. as well as a number of patents pending that encompass machines, bags and systems for silage bagging, grain bagging, and hay/straw bale bagging. Corresponding applications have or will be filed in selected foreign countries. More recently, the bagging of compost has been added to the Company's product line and proprietary rights in this new market have been and are being developed.

       The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation.
The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus<REGISTERED TRADEMARK> which was developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

       The names Ag-Bag<REGISTERED TRADEMARK>, Ag-Bag Plus<REGISTERED TRADEMARK>, Bale Bag<REGISTERED TRADEMARK>, Flex-a-Tuber<REGISTERED TRADEMARK>, Flex-a-Tube<REGISTERED TRADEMARK>, ABCTI System<REGISTERED TRADEMARK>, Mighty Bite<REGISTERED TRADEMARK>, and the symbol "AB"<REGISTERED TRADEMARK> are all registered as trademarks with the United States Patent and trademark Office.

       The Company believes that its color scheme and trademarks are well known in the industry and are an important part of its business, which give it a competitive advantage.


EMPLOYEES

       On December 31, 1995, the Company had 86 full-time employees. The Company employs approximately 150 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES
_____________________________________________________________________

       The information required by Item 101(d) of Regulation S-K, which is required to be provided as part of this Item 1, has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTY
_________________

       In early 1990, the Company began occupying its 30,000 square foot facility located in Warrenton, Oregon. This facility serves as a warehouse and houses the major portion of its silage bagging equipment manufacturing. The Company's administrative offices are also located there. Management estimates that the manufacturing at the Warrenton plant is currently at approximately 60% of capacity. The Company occupies the land pursuant to a lease which expires in 2015.

       The Company owns facilities in Blair, Nebraska, which total approximately 30,000 square feet. In these facilities, the Company folds and packages its TriDura feed storage bags; prepares and packages its proprietary inoculant; and assembles some of its smaller bagging machines. These facilities are owned by the Company and also serve as a warehouse.


ITEM 3.  LEGAL PROCEEDINGS
__________________________

       A civil class-action suit was filed in the Federal District Court of Minnesota, 4th Division, on January 8, 1996 by Michael A. Hunt, on behalf of bag customers, against the Company, UpNorth Plastics, Inc. and Poly America, Inc. The civil suit alleges that the Company conspired with UpNorth Plastics, Inc. and Poly America, Inc. to fix bag prices in violation of federal law. The suit does not specify an amount of alleged damages.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

       During the fourth quarter of 1995, no matters were submitted to a vote of security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________

       The executive officers of the Company, their respective ages as of March 19, 1996, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.

                               DATE OF
       NAME               AGE  ELECTION         POSITION
       ____               ___  ________         ________

Larry R. Inman             45     1990  Chairman of the Board and Chief
                                        Executive Officer (since 1990);
                                        President of the Company since 1993;
                                        President of Ag-Bag Corporation
                                        (1984-1989) and Chairman (1989-1994)
                                        of Ag-Bag Corporation (former
                                        subsidiary).

Michael R. Wallis          31     1992  Chief Financial Officer (since 1993)
                                        and Vice President of Finance (since
                                        1992); Manager, Yergen & Meyer
                                        (regional accounting firm, 1986-
                                        1992).

Lemuel E. Cunningham       74     1990  Vice President (since 1990);
                                        owner/operator of Post Oaks Ranch and
                                        Cunningham Cattle and Feed Company
                                        (since 1958).

Roy I. Anderson            76     1990  Secretary (since 1990); sole
                                        practitioner (legal, 1949 to
                                        present).

Arthur P. Schuette         56     1990  Vice President, Sales (since 1991);
                                        Treasurer of the Company (1990-1991)
                                        and (1983-1991) Ag-Bag Corporation
                                        (former subsidiary).

Lou Ann Tucker             42     1990  Vice President, Administration (since
                                        1989), and Treasurer (since 1991);
                                        Executive Treasurer (1988-1994) of
                                        Ag-Bag Corporation (former
                                        subsidiary); co-owner of LGJ
                                        Livestock, Astoria, Oregon (horse and
                                        cattle ranch, since 1980).

Walter L. Jay              35     1990  Vice President, Manufacturing (since
                                        1989); Manager of Blair Nebraska
                                        Plant (since 1980); KW Trucking
                                        (1984-1987).

                                                   PART II
                                                   _______

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
______________________________________________________________________

       The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on NASDAQ on April 24, 1990, under the symbol "AGBG." On December 31, 1995, there were approximately 370 holders of record of Common Stock. The closing price for the Common Stock on March 11, 1996, as reported by NASDAQ was $1 11/32 per share.

       The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1995:

Calendar Year                 High Bid      Low Bid
_____________                 ________      _______

1994:
____

First quarter                 1-3/4         1
Second quarter                1-7/16        29/32
Third quarter                 1             19/32
Fourth quarter                1-11/32       3/4

1995:
____

First quarter                 1-15/16       1-1/4

Second quarter                1-13/16       1-1/4
Third quarter                 2             1-1/4
Fourth quarter                1-7/16        1-1/8
___________________

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


DIVIDENDS
_________

       The Company has not paid any dividends on its Common Stock since its inception, and the Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to utilize any earnings in its business. The Company may not pay dividends on Common Stock pursuant to certain loan agreements, or while it is in arrears in dividends on its preferred stock.


ITEM 6.  SELECTED FINANCIAL DATA
________________________________

       The information required by this Item has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________

       The information required by this Item has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
___________________________________________________

       The information required by this Item has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________

       Effective May 6, 1994, the Company engaged KPMG Peat Marwick as its independent accountants and on May 9, 1994, the Company dismissed Price Waterhouse as its independent accountants. The reports of Price Waterhouse on the financial statements for the past two years of the Company did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Price Waterhouse was recommended by management to the Audit Committee and approved by the Board of Directors of the Company. During the two most recent fiscal years there have been no disagreements with Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                                  PART III
                                                  ________

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION
________________________________________________________________________

       A definitive proxy statement of Ag-Bag International Limited will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors," "Executive Compensation," and "Compliance with Section 16 Filing Requirements" is incorporated herein by reference. Executive Officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________

       Information required is set forth under the caption "Security Ownership of Beneficial Owners" in the Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________

       Information required is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                                   PART IV
                                                   _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K
________________________________________________________________________

       (a)
               3.     The exhibits are listed in the index of exhibit....... 21

       (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

       (c)     The index of exhibits and required exhibits.................. 21

       (d) The information required by this Item 14(d) has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March 19, 1996                By:  /s/ Larry R. Inman
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March 19, 1996                By:  /s/ Larry R. Inman
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March 19, 1996                By:  /s/ Michael R. Wallis
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March 13, 1996                By:  /s/ Roy I. Anderson
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March 13, 1996                By:  /s/ Lemuel E. Cunningham
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March 19, 1996                By:  /s/ Michael W. Foster
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March 19, 1996                By:  /s/ Arthur P. Schuette
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael B. Leahy, Director

                                                 SIGNATURES
                                                 __________

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March __, 1996                By:
                                     ___________________________________
                                     Larry R. Inman, Chairman, Board of
                                     Directors; Chief Executive Officer
                                     and President
                                     (Principal Executive Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date:  March __, 1996                By:
                                     ___________________________________
                                     Roy I. Anderson, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Lemuel E. Cunningham, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Michael W. Foster, Director

Date:  March __, 1996                By:
                                     ___________________________________
                                     Arthur P. Schuette, Director

Date:  March 15, 1996                By:  /s/ Michael B. Leahy
                                     ___________________________________
                                     Michael B. Leahy, Director

                                               EXHIBITS INDEX
                                               ______________


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
_______        ______________________

3.1            Restated Certificate of Incorporation (3)

3.2            Bylaws of the Company (3)

4.1            Form of Common Stock Certificate (1)

4.2            Form of Underwriter's Warrants dated May 9, 1992 (1)

4.3            Warrant dated February 13, 1995, to Norwood Venture Corp. (3)

4.4            Stock Option dated September 6, 1995, to Doug Hoag*

10.1           Employment Contract of Larry R. Inman (1)*

10.3           Employee Stock Plan (1)*

10.4           Incentive Stock Option Plan (1)*

11             Statement re computation of earnings per share**

12             Statement re computation of ratios**

16             Letter re change in certifying accountants (2)

21             Subsidiaries of the Registrant

23 Reference is made to the financial reports of KPMG Peat Marwick and Price Waterhouse containing their opinions with respect to the financial statements.**

27             Financial Data Schedule (Filed with EDGAR version only)**


 *     Management contract or compensatory plan
** The information required by this Exhibit has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.
(1)    Filed as exhibit to the Form S-1 Registration No.33-46115.
(2)    Filed as exhibit to the Form 8-K filed May 6, 1994.
(3)    Filed as exhibit to the Form 10-K for the fiscal year ended
       December 31, 1994.

                                                 EXHIBIT 4.4
THE SECURITIES REPRESENTED BY THIS STOCK OPTION HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, OFFERED FOR SALE OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL IN FORM AND FROM COUNSEL REASONABLY ACCEPTABLE TO AG-BAG INTERNATIONAL LIMITED THAT THE TRANSACTION SHALL NOT RESULT IN A VIOLATION OF STATE OR FEDERAL SECURITIES LAWS.

                                                STOCK OPTION
                                                ____________


               For value received, AG-BAG INTERNATIONAL LIMITED, a Delaware corporation ("Company"), hereby grants to Doug Hoag ("Holder") an option to purchase 10,000 shares of the common stock, $.01 par value, of the Company at a price of one dollar and sixty eight cents ($1.68) per share ("Option"). This Option may be exercised as to any number of shares of common stock covered hereby, at any time prior to its expiration, by presenting a check payable in the full amount of the purchase price of the shares being purchased, together with this Option duly endorsed, to the Company. In the event this Option is exercised for less than the full amount of shares, the Company shall amend this Option to indicate the lesser number of shares remaining subject to the Option until expiration. This Option shall expire at 5:00 p.m. Pacific time, September 6, 1997.
               It is expressly understood that the number of shares of stock called for hereunder shall be good delivery hereunder whether or not the rights or interests represented by such shares are equivalent to the rights or interests represented by the shares of common stock of the Company authorized or outstanding at the date hereof or at any other time prior to such purchase and irrespective of any change which may have occurred prior to the exercise hereof, including (without prejudice to the generality of the foregoing) any change by way of payment of stock dividends, sale, exchange or other disposition of any class of stock of the Company, any change of authorized capital or reclassification thereof, the sale or lease by the Company of all or substantially all or any part of its property or any change whatsoever; provided, however, that if, while this Option is in effect, the shares of such common stock which Holder may be entitled to purchase in accordance with the provisions hereof shall be subdivided or consolidated into a greater or lesser number of shares of common stock of the Company, or if, upon a merger or consolidation, the shares of such common stock of the Company shall be exchanged for shares of common stock of the Company resulting from such merger or consolidation, then Holder shall be entitled to purchase such number of new shares of common stock of the Company or such number of shares of common stock of the Company resulting from such merger or consolidation as were exchangeable for the number of shares of common stock of the Company which Holder would have been entitled to purchase except for such action, but no such change in the number of shares purchasable hereunder shall increase or decrease the total purchase price payable hereunder. Whenever in this Option the Company is referred to this shall be deemed to include any corporation into which the Company may have been merged or consolidated.
               This Option does not entitle Holder to any rights whatsoever as a stockholder of the Company. The Option granted hereunder shall be nonassignable and nontransferable by Holder, either voluntarily or by operation of law, except by will or the laws of descent and distribution of the state or country of Holder's domicile at the time of death. The Option shall be exercisable during Holder's lifetime only by Holder.
               The shares subject to this Option have not been registered under the Securities Act of 1933, as amended, and, accordingly, the certificates for shares delivered to Holder upon the exercise of this Option shall bear a legend, substantially as follows:
               THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE
               NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF
               1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY
               STATE. THE SECURITIES HAVE BEEN ACQUIRED FOR
               INVESTMENT AND MAY NOT BE SOLD, OFFERED FOR SALE OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE
               REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS
               AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS OR
               AN OPINION OF COUNSEL IN FORM AND FROM COUNSEL
               REASONABLY ACCEPTABLE TO AG-BAG INTERNATIONAL
               LIMITED THAT THE TRANSACTION SHALL NOT RESULT IN A
               VIOLATION OF STATE OR FEDERAL SECURITIES LAWS.


2 - STOCK OPTION

               The rights represented hereby are transferable only on the books of the Company at the office of the Company in Warrenton, Oregon by Holder in person or by his or her duly authorized attorney upon surrender of this Option properly endorsed.
               IN WITNESS WHEREOF the Company has caused this Option to be executed as of September 6, 1995.

                              AG-BAG INTERNATIONAL LIMITED


                              By:  /s/Mike Wallis
                                 __________________________________________
                              Its: Chief Financial Officer


                              ATTEST:

                              By: /s/Lou Ann Tucker
                                 __________________________________________
                                 Assistant Secretary



Acknowledged and accepted on
September 6, 1995 by:

 /s/Doug Hoag
_____________________________
Doug Hoag


3 - STOCK OPTION

                                                 EXHIBIT 11
                                                 __________

                               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

       The information required by this Exhibit has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.

                                                 EXHIBIT 12
                                                 __________

                                     STATEMENT RE COMPUTATION OF RATIOS

       The information required by this Exhibit has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.

                                                 EXHIBIT 21
                                                 __________

                                       SUBSIDIARIES OF THE REGISTRANT


1.  Ag-Bag Europe PLC, a United Kingdom corporation.