Form 10-K/A
period 1995-12-31
AG BAG INTERNATIONAL LTD
filed 1996-04-11
CIK 842289

===========================================================================
     The following items were the subject of a Form 12b-25 and are included herein:

     A PORTION OF ITEM 1 AND ITEMS 6, 7, 8 AND 14(d) AND EXHIBITS 11, 12, 23, AND 27 REQUIRED BY ITEM 14(c)

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-K/A-1
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 3, 1996, is incorporated into Part III of this report.
===========================================================================

                    AG-BAG INTERNATIONAL LIMITED
                         TABLE OF CONTENTS

                                                                      PAGE

PART I         ..................................................     1
     Item 1.   Business..........................................     1
     Item 2.   Property..........................................     9
     Item 3.   Legal Proceedings.................................     9
     Item 4.   Submission of Matters to a Vote of Security
               Holders Executive Officers of the Registrant......     10

PART II        ..................................................     11
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters...............................     11
     Item 6.   Selected Financial Data...........................     12
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............     14
     Item 8.   Financial Statements and Supplemental Data........     20
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............     20

PART III       ..................................................     21
     Items 10. and 11.  Directors and Executive Officers of
               Registrant and Executive Compensation.............     21
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management....................................     21
     Item 13.  Certain Relationships and Related Transactions....     21

PART IV        ..................................................     22
     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...............................     22

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

     AG-BAG<REGISTERED TRADEMARK> FARM EQUIPMENT. The Company's principal line of farm equipment is marketed under the trade name "Ag-
Bagger<Registered Trademark>." The Ag-Bagger<Registered Trademark> is available in three versions with a number of optional features.

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


COMPETITION
___________

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

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas in the U.S., a recycling service for used Ag-Bag<Registered Trademark> TriDura bags.

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


EMPLOYEES
_________

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

                                               (In thousands)
                                           Year Ended December 31
                                           ______________________
                                          1993      1994      1995
                                          ____      ____      ____

Sales to unaffiliated customers:
     United States                      $ 13,817  $ 14,931  $ 13,352
     Canada                                1,454     1,156     1,418
     United Kingdom                        2,027     1,886     1,796
     Other foreign countries               1,155     2,637     2,615
                                        ________  ________  ________
                                        $ 18,453  $ 20,610  $ 19,181

Sales to affiliated customers:
     Officers and Directors                  164        97       117
                                        ________  ________  ________
Total                                   $ 18,617  $ 20,707  $ 19,298
                                        ========  ========  ========

Sales or transfers between United
States and United Kingdom:              $    292  $    374  $    329
                                        ========  ========  ========

Reference is also made to the Selected Financial Data at Item 6.

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
                                        1993) and Vice President of Finance
                                        (since 1992); Manager, Yergen &
                                        Meyer (regional accounting firm,
                                        1986-1992).

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
                                        Treasurer of the Company (1990-
                                        1991) and (1983-1991) Ag-Bag
                                        Corporation (former subsidiary).

Lou Ann Tucker           42   1990      Vice President, Administration
                                        (since 1989), and Treasurer (since
                                        1991); Executive Treasurer (1988-
                                        1994) of Ag-Bag Corporation (former
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
Fourth quarter                1-11/32        3/4

1995:
____

First quarter                 1-15/16        1-1/4
Second quarter                1-13/16        1-1/4
Third quarter                 2              1-1/4
Fourth quarter                1-7/16         1-1/8
_________________________

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

ITEM 6.  SELECTED FINANCIAL DATA
________________________________

     The following table sets forth financial data derived from the audited consolidated financial statements of the Company for the years ended December 31, 1991, 1992, 1993, 1994 and 1995. This selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  (In thousands, except per share data)
                                                         Year Ended December 31,
                                                         _______________________
                                               1991      1992      1993      1994      1995
                                               ____      ____      ____      ____      ____

Statement of Operations Data:

Net Sales                                    $ 16,719  $ 17,881  $ 18,617  $ 20,707  $ 19,298
Cost of Sales                                  11,025    14,286    13,089    14,833    13,916
                                             ________  ________  ________  ________  ________

Gross Profit from Operations                    5,694     3,595     5,528     5,874     5,382

Selling and Administrative Expenses             4,774     5,509     4,285     4,490     4,681
Research and Development Expenses                 210        86       123        60        68
Reorganization                                            1,696
                                             ________  ________  ________  ________  ________

Income from Operations                            710    (3,696)    1,120     1,324       633
Other Income (Expense)                            880      (784)     (243)     (362)     (240)
                                             ________  ________  ________  ________  ________

Income (Loss) before Provision for
     Income Taxes and Extraordinary Item        1,590    (4,480)      877       962       393

Provision (Benefit) for Income Taxes              675    (1,156)      181       429       286
                                             ________  ________  ________  ________  ________

Income (Loss) before Extraordinary
     Items                                        915    (3,324)      696       533       107

Extraordinary Item-Gain on
     Extinguishment of Debt (Less Income
     Taxes of $78,200)                                                152
                                             ________  ________  ________  ________  ________

Net Income (Loss)                            $    915  $ (3,324) $    848  $    533  $    107
                                             ========  ========  ========  ========  ========
Primary Earnings per Share:
     Income (Loss) before Extraordinary
     Item                                    $   0.13  $  (0.40) $   0.06  $   0.04  $   0.01
     Extraordinary Item                                          $   0.01
                                             ________  ________  ________  ________  ________
                                             $   0.13  $  (0.40) $   0.07  $   0.04  $   0.01
                                             ========  ========  ========  ========  ========
Fully Diluted Earnings per Share:
     Income (Loss) before Extraordinary
     Item                                    $   0.11  $  (0.40) $   0.06  $   0.04  $   0.01
     Extraordinary Item                                          $   0.01
                                             ________  ________  ________  ________  ________
                                             $   0.11  $  (0.40) $   0.07  $   0.04  $   0.01
                                             ========  ========  ========  ========  ========

Primary Weighted Average Number of
     Common Stock and Common Stock
     Equivalent Shares Outstanding              6,650     8,427    10,581    11,645    12,062
                                             ========  ========  ========  ========  ========

Fully Diluted Weighted Average
     Number of Common and Common Stock
     Equivalent Shares Outstanding              9,325     8,427    10,581    11,645    12,062
                                             ========  ========  ========  ========  ========

Balance Sheet Data:
                                                              December 31,
                                                              ____________
                                               1991      1992      1993      1994      1995
                                               ____      ____      ____      ____      ____

Working Capital                              $  2,652  $  5,405  $  5,566  $  5,334  $  6,078

Current Assets                                 11,046     9,923     8,905     8,445     9,379

Total Assets                                   19,509    17,561    15,633    15,546    16,297

Current Liabilities (1)                         8,394     4,518     3,339     3,111     3,301

Long-term Debt (1)                              4,535     4,319     2,263     1,056     1,237

Total Stockholders' Equity (2)                  6,580     8,723    10,031    11,379    11,759
_________________________

<F1>  Includes loans from stockholders and deferred taxes
<F2>  Includes $696 of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________

RESULTS OF OPERATIONS
_____________________

     The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                          Year Ended December 31,
                                          _______________________

                                   1991    1992    1993    1994    1995
                                   ____    ____    ____    ____    ____

Net Sales                          100%    100%    100%    100%    100%

Costs and Expenses:
     Cost of Sales                  66%     80%     70%     72%     72%
     Selling and Administration     27%     31%     23%     22%     25%
     Research and Development        1%     ---      1%     ---     ---
     Reorganization                 ---     10%     ---     ---     ---

Income (Loss) From Operations        6%    (21%)     6%      6%      3%
                                   ____    ____    ____    ____    ____

===========================================================================

YEARS ENDED DECEMBER 31, 1995 AND 1994
______________________________________

     CONSOLIDATED OPERATIONS. For the year ended December 31, 1995, net sales decreased 6.80% to $19,297,962 compared to $20,706,738 for the year ended December 31, 1994. The decrease in sales primarily resulted from adverse global weather conditions in geographical areas where the Company markets its products. U.S. sales were lower due to an early winter freeze in mid-september which limited bagging of corn silage in the midwest. U.K. sales were reduced due to the hot summer which eliminated second cuttings of some crops and greatly reduced the yield on fall corn silage. In addition, late spring cold, wet weather in the southern hemisphere delayed the growing season and also delayed the shipments of equipment into that region. Additionally, milk and beef prices continued their downward trend in 1995 which caused U.S. farmers to be cautious on capital expenditures for new equipment.

     Gross profit from sales for the year ended December 31, 1995 decreased 8.38% to $5,381,930 compared to $5,874,125 for the year ended December 31, 1994. The decrease in gross profit resulted from reduced sales volumes, decreased gross margins and increases in production labor, transportation and material costs.

     Selling expenses for the year ended December 31, 1995 increased 10.73% to $2,400,387 compared to $2,167,865 for the year ended December 31, 1994. The increase in selling expenses was the result of increased sales and marketing activities in the Company's domestic and international market as well as its grain and compost divisions.

     Administrative expenses for the year ended December 31, 1995 decreased 1.78% to $2,280,690 compared to $2,322,085 for the year ended December 31, 1994. The decrease in administrative expenses was the result of reductions in administrative depreciation and amortization related to the converted debentures.

     Interest expense for the year ended December 31, 1995 decreased 11.08% to $414,145 compared to $465,743 for the year ended December 31, 1994. The decrease was the result of conversion of the debentures into common stock. Additionally, the Company completed early repayment on a 15% interest bearing note in early 1995.

     Net income for the year ended December 31, 1995 was $107,193 compared to $533,427 for the same period in 1994. The decrease was the result of adverse global weather conditions which eliminated the harvest of certain crops in addition to the reluctance of U.S. farmers to purchase capital items in light of depressed milk and beef prices. Additional causes include decreased sales volumes and gross margins and increased selling expenses to handle the Company's expansion in the domestic, international, grain and compost markets. A higher effective tax rate due to nondeductible items also contributed to the decrease in net income. The decrease was partially offset by lower interest costs and administrative expenses.

     UNITED STATES OPERATIONS. Net sales for the year ended December 31, 1995 decreased 7.00% to $17,501,687 compared to $18,820,395 for the same period in 1994. The decrease for the year was the result of an early winter freeze in mid-september which limited bagging of corn silage in the midwest. In addition, late spring, cold wet weather in the southern hemisphere delayed the growing season and delayed shipments into that region. Additionally, milk and beef prices continued their downward trend in 1995 which caused farmers to be cautious on capital expenditures for new equipment.

     Gross profit from sales for the year ended December 31, 1995 decreased 5.95% to $4,950,201 compared to $5,263,581 for the same period in 1994.
The decrease in gross profit for the year was the result of reduced sales volumes with decreased gross margins, coupled with increases in production labor, transportation and material costs.

     Selling expenses for the year ended December 31, 1995 increased 15.62% to $2,231,408 compared to $1,929,923 for the same period in 1994. The increase in selling expenses was the result of increased sales and marketing activities in the Company's domestic and international market as well as its grain and compost divisions.

     Administrative expenses for the year ended December 31, 1995 decreased 3.18% to $1,987,452 compared to $2,052,680 for the same period in 1994.
The decrease was the result of reduced administrative depreciation and amortization related to the converted debenture, coupled with reduced deferred compensation expense.

     Interest expense for the year ended December 31, 1995 decreased 16.40% to $359,202 compared to $429,663 for the same period in 1994. The decrease was the result of conversion of the debentures into common stock.
Additionally, the Company completed early repayment on a 15% interest bearing note in early 1995.

     Net income after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1995 was $192,746 compared to $450,625 for the same period in 1994. The decrease was the result of the early winter freeze which limited the bagging of corn silage, coupled with the late spring cold, wet weather in the southern hemisphere, which delayed the growing season and decreased the demand for equipment in that region. Additionally, milk and beef prices continued their downward trend causing farmers to be cautious with respect to capital expenditures. These factors combined with decreased sales volumes and gross margins and increased selling expenses and a higher effective tax rate caused a decrease in net income in 1995 from 1994. The decrease was partially offset by lower administrative and interest costs.

     AG-BAG EUROPE, PLC OPERATIONS. Net sales for the year ended December 31, 1995 decreased 4.77% to $1,796,275 compared to $1,886,343 for the same period in 1994. The decrease in sales was the result of the hot, dry summer which eliminated second cuttings of some crops and greatly reduced the yield on fall corn silage. The value of the british pound against the US dollar has remained relatively stable compared to 1994.

     Gross profit from sales for the year ended December 31, 1995 decreased 29.29% to $431,729 compared to $610,544 for the same period in 1994. The decrease in gross profit is largely due to increased maintenance costs associated with the rental bagging machines coupled with higher contracting/operator costs.

     Selling expenses for the year ended December 31, 1995 decreased 28.98% to $168,979 compared to $237,942 for the same period in 1994. The decrease in selling expenses for the year was the result of reduced commissions due to reduced sales. In addition, the Company changed its marketing strategy in 1995 from using K.W. Agriculture, Ltd. as its exclusive marketing agent, to using the Company's own existing sales force. This led to further reductions in commission fees paid.

     Administrative expenses for the year ended December 31, 1995 increased 8.85% to $293,238 compared to $269,405 for the same period in 1994. The increase for the year was the result of an increase in general operating overhead of the European operation coupled with the addition of office staff to handle certain administrative operations previously handled by the exclusive marketing agent.

     Interest expense for the year ended December 31, 1995 increased 52.28% to $54,943 compared to $36,080 for the same period in 1994. The increase in interest expense for the year was the result of slower accounts receivable collections and not having bi-weekly collections from the former exclusive marketing agent.

     Net income (loss) after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1995 was ($85,553) compared to $82,802 for the same period in 1994. The decrease for the year was the result of the hot, dry summer which eliminated the second cuttings of some crops and reduced the yield of fall corn silage, coupled with higher maintenance costs, administrative expenses and interest costs. The decrease in net income was partially offset by reductions in selling expenses caused by changing the Company's marketing strategy to utilize more of its existing sales force rather than using an exclusive marketing agent.


YEARS ENDED DECEMBER 31, 1994 AND 1993
______________________________________

     CONSOLIDATED OPERATIONS. For the year ended December 31, 1994, net sales increased by 11.22% to $20,706,738 compared to $18,617,146 for the year ended December 31, 1993. The increase for the year was the result of the Company continuing to gain market share during the year through its expansion in Europe and Latin America with machine and bag sales to those regions, coupled with the fact earlier forecasts of lower milk prices for the United States did not materialize which allowed farmers to be more aggressive in their capital expenditures for new equipment. Additionally, in 1994, the Company began selling its new grain bagging machines as well as complete composting systems. However, the sales in the UK were lower than expected due to unusually wet fall weather which reduced a portion of the UK maize harvest.

     Gross profit from sales for the year ended December 31, 1994 increased 6.26% to $5,874,125 compared to $5,528,289 for the year ended December 31, 1993. The increase in gross profit for the year was the result of increased sales volume coupled with continued production efficiencies experienced in the Company's bag folding operation.

     Selling expenses for the year ended December 31, 1994 increased 3.0% to $2,167,865 compared to $2,104,746 for the same period in 1993. The increase for the year is the result of increased selling and marketing activities in the Company's international market as well as its newly formed compost and grain divisions.

     Administrative expenses for the year ended December 31, 1994 increased 6.52% to $2,322,085 compared to $2,180,000 for the same period in 1993.
The increase for the year was the result of increased professional fees and general operating overhead required to support the international expansion, compost and grain divisions which was offset by reductions in administrative depreciation.

     Interest expense for the year ended December 31, 1994 decreased 23.27% to $465,743 compared to $607,012 for the same period in 1993. The decrease in interest expense for the year is the result of debenture holders converting their 10% senior subordinated debentures into common stock. Additionally, the Company began early repayment on a 15% interest bearing note in 1994.

     During the year ended December 31, 1994, the Company recorded an investment loss from the closure of its joint venture operations in Holland of $140,741. During the year ended December 31, 1993, the Company recorded an extraordinary item resulting from a gain on early extinguishment of debt of $151,800, net of applicable income taxes of $78,200. This resulted from a discount received from the Company's former primary bank upon early payoff of a renegotiated term loan. Additionally, during 1993, the Company recorded a net litigation settlement gain of $79,670 resulting from a settlement of a patent infringement suit which had been ongoing for the prior two years.

     Net income for the year ended December 31, 1994 was $533,427 compared to $847,887 for the same period in 1993. The decrease in net income for the year was the result of increased sales due to the lower milk price scare which never materialized, continued international expansion, continued production efficiencies in the Company's bag folding operation, coupled with lower interest costs, which were offset by increases in selling and administrative costs to handle the Company's expansion in the international markets, grain and compost divisions, the reduced UK sales due to weather and a higher effective tax rate due to the reversal of timing differences and other nondeductible items. Additionally, in 1994 the Company recorded a loss on the closure of its joint venture and did not have the extraordinary item from early extinguishment of debt or the litigation settlement gain as it did in 1993. When factoring these non-operational items out, net income for the year ended December 31, 1994 decreased 2.67% from the 1993 results.

     UNITED STATES OPERATIONS. Net sales for the year ended December 31, 1994 increased 12.59% to $18,820,395 compared to $16,715,842 for the same period in 1993. The increase for the year was the result of the Company's continued international expansion within the European continent as well as Latin America, coupled with the fact the Company began selling its new grain bagging machines as well as complete compost systems during 1994. Additionally, the earlier forecasts of lower milk prices for the United States did not materialize which allowed farmers to be more aggressive with their farm expenditures. For the year ended December 31, 1994, bags sold in the United States operations were up 11.70% compared to the same period in 1993.

     Gross profit from sales for the year ended December 31, 1994 increased 10.76% to $5,263,581 compared to $4,752,221 for the same period in 1993.
The increase in gross profit for the year was the result of continued production efficiencies experienced in the Company's bag folding operation.

     Selling expenses for the year ended December 31, 1994 increased 6.33% to $1,929,923 compared to $1,815,089 for the same period in 1993. The increase for the year is the result of increased selling and marketing activities in the Company's international market as well as its newly formed compost and grain divisions.

     Administrative expenses for the year ended December 31, 1994 increased 13.09% to $2,052,680 compared to $1,815,089 for the same period in 1993.
The increase for the year was the result of reduced administrative depreciation offset by increases in professional fees and general operating overhead required to support the expansion in the international market, compost and grain divisions.

     Interest expense for the year ended December 31, 1994 decreased 22.47% to $429,663 compared to $554,180 for the same period in 1993. The decrease in interest expense for the year was the result of debenture holders converting their 10% senior subordinated debentures into common stock. Additionally, the Company began early repayment on a 15% interest bearing note in 1994.

     During the year ended December 31, 1994, the Company recorded an investment loss from the closure of its joint venture operations in Holland of $140,741. During the year ended December 31, 1993, the Company recorded an extraordinary item resulting from a gain on early extinguishment of debt of $151,800, net of applicable income taxes of $78,200. This resulted from a discount received from the Company's former primary bank upon early payoff of a renegotiated term loan. Additionally, during 1993, the Company recorded a net litigation settlement gain of $79,670 resulting from a settlement of a patent infringement suit which had been ongoing for the prior two years.

     Net income after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1994 was $450,625 compared to $663,553 for the same period in 1993. The decrease in net income for the year was the result of increased sales due to the lower milk price scare which never materialized, continued international expansion, continued production efficiencies in the Company's bag folding operation, coupled with lower interest costs, which were offset by increases in selling and administrative costs to handle the Company's international expansion, grain and compost divisions and a higher effective tax rate due to the reversal of timing differences and other nondeductible items. Additionally, in 1994 the Company recorded a loss on the closure of its joint venture and did not have the extraordinary item from early extinguishment of debt or the litigation settlement gain as it did in 1993. When factoring these non-operational items out, net income for the year ended December 31, 1994 actually increased 18.37% from the 1993 results.

     AG-BAG EUROPE, PLC OPERATIONS. For the year ended December 31, 1994, net sales decreased 6.94% to $1,886,343 compared to $2,026,955 for the same period in 1993. The decrease in sales for the year is the result of unusually cool, wet weather experienced during late summer and early fall which eliminated a portion of the maize normally harvested and bagged during this season. The value of the British pound against the US dollar has remained relatively stable compared to 1993.

     Gross profit from operations for the year ended December 31, 1994 decreased 21.32% to $610,544 compared to $776,068 for the same period in 1993. The decrease in gross profit is largely due to increased maintenance costs associated with the rental bagging machines coupled with slightly higher operator costs.

     Selling expenses for the year ended December 31, 1994 decreased 17.85% to $237,942 compared to $289,657 for the same period in 1993. The decrease in selling expenses were largely attributed to reduced commissions as a result of reduced sales in the later portion of the year.

     Administrative expenses for the year ended December 31, 1994 increased 7.99% to $269,405 compared to $249,493 for the same period in 1993. The increase for the year is the result of an increase in general operating overhead costs (rent and insurance) of the European operation.

     Interest expense for the year ended December 31, 1994 decreased 31.71% to $36,080 compared to $52,833 for the same period in 1993. The decrease in interest expense for the year was the result of the expiration of certain leases during the year, coupled with increased collection efforts of accounts receivable during the year, thereby reducing the Company's borrowing needs.

     Net income after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1994 was $82,802 compared to $184,335 for the same period in 1993. The decrease for the year was the result of cool, wet weather experienced during the maize season which eliminated a portion of the harvest normally bagged, coupled with higher maintenance costs and slightly higher general operating overheads, which were offset by reductions in selling and interest costs.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and early summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands through the spring and early summer.

     The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

     Accounts receivable decreased 11.75% at December 31, 1995 to
$2,140,992 compared to $2,426,035 at December 31, 1994. The decrease in accounts receivable is the result of decreased sales to the Latin American region which occurred during the fourth quarter of 1995 compared to 1994.

     Inventory increased 40.58% at December 31, 1995 to $8,029,106 compared to $5,711,281 at December 31, 1994. The increase in inventory was the result of reduced sales and manufacturing in anticipation of increased Latin American region orders which did not materialize as expected in late 1995. Also, management decided to carry higher inventory levels to meet rapid delivery requirements and avoid backlog.

     The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. This line was increased to $5,000,000 effective March 15, 1996. In addition, the Company has a $200,000 equipment acquisition line. As of December 31, 1995, $1,300,498 had been taken under the credit line and no borrowings had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of December 31, 1995, borrowings under the foreign operating line aggregated $178,388 US dollars out of an available $621,200 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1996.

     The Company plans to consolidate the operations at its Blair, Nebraska facility into one building. At present, the Company utilizes different buildings for its bag, proprietary inoculant and machine assembly operations. The Company will sell the existing buildings and will build a new facility on land the Company already owns which is near the existing facilities. The new facility will be financed with the sale proceeds of the existing buildings and a loan secured by the new facility. The sale of the existing facilities and construction of the new facility will not have a material effect on the Company's liquidity.


FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
______________________________________________

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No.121 provides specific guidance regarding when impairment of Long-Lived assets such as plant, equipment and certain intangibles including goodwill and capitalized technology should be recognized and how impairment losses of such assets should be measured. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. The Company is preparing to adopt Statement No. 121 in 1996 and expects the impact on its Statements of Operations and Financial Position will not be material.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation." Statement No. 123 permits a company to choose either a new fair value based method of accounting for its stock-based compensation arrangements or to comply with the current APB Opinion 25 intrinsic value based method adding pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in the financial statements. Statement No. 123 is effective for fiscal years beginning after December 15, 1995. The Company will not be implementing Statement No. 123, but instead will elect to continue complying with the current APB Opinion 25 valuation methodology.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
___________________________________________________

     Reference is made to the consolidated financial statements and related notes and supplemental data under Item 14 filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________

     Effective May 6, 1994, the Company engaged KPMG Peat Marwick as its independent accountants and on May 9, 1994, the Company dismissed Price Waterhouse as its independent accountants. The reports of Price Waterhouse on the financial statements for the past two years of the Company did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Price Waterhouse was recommended by management to the Audit Committee and approved by the Board of Directors of the Company. During 1993 there were no disagreements with Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

                         PART IV
                         _______


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
__________________________________________________________________________

     (a)  The following documents are filed as part of this report:

                                                                      Page

          1.   Index to Consolidated Financial Statements......         25

               Independent Auditors Reports....................   F-1, F-2

               Consolidated Balance Sheets at December 31,
               1995 and 1994...................................        F-3

               Consolidated Statement of Operations for the
               years ended December 31, 1995, 1994 and 1993....        F-4

               Consolidated Statement of Shareholders' Equity
               for the years ended December 31, 1995,
               1994 and 1993...................................        F-5

               Consolidated Statement of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993....        F-6

               Notes to Consolidated Financial Statements......        F-7

               Independent Auditors' Reports...................  F-18, F-19

          2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this
               Item 14:

               Schedule of Valuation and Qualifying Accounts...       F-20

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   The exhibits are listed in the index of
               exhibits........................................         26

     (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

     (c)  The index of exhibits and required exhibits..........         26

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

                              AG-BAG INTERNATIONAL LIMITED,
                              a Delaware corporation


Date:     April 10, 1996      By:  /s/ Larry R. Inman
                                   ___________________________________
                                   Larry R. Inman, Chairman, Board of
                                   Directors; Chief Executive Officer
                                   and President

                           AG-BAG INTERNATIONAL LIMITED
                                 AND SUBSIDIARIES

                         Consolidated Financial Statements

                            December 31, 1995 and 1994


                    (With Independent Auditors' Report Thereon)

                           AG-BAG INTERNATIONAL LIMITED
                                 AND SUBSIDIARIES

                    Index to Consolidated Financial Statements



                                                                   Page
                                                                   ____

Independent Auditors' Reports                                    F-1, F-2

Consolidated Balance Sheets                                         F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Shareholders' Equity                     F-5

Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                          F-7

Independent Auditors' Reports                                    F-18, F-19

Schedule of Valuation and Qualifying Accounts                       F-20

KPMG PEAT MARWICK LLP
     SUITE 2000
     1211 SOUTH WEST FIFTH AVENUE
     PORTLAND, OR 97204




                         Independent Auditors' Report
                         ____________________________



The Board of Directors and Shareholders
Ag-Bag International Limited:


We have audited the accompanying consolidated balance sheets of Ag-Bag International Limited and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ KPMG Peat Marwick LLP



Portland, Oregon
April 1, 1996

                         F-1
Member Firm of
Klynveld Peat Marwick Goerdeler

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Ag-Bag International Limited


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ag-Bag International Limited and its subsidiaries at December 31, 1993, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Portland, Oregon
February 16, 1994

                                             AG-BAG INTERNATIONAL LIMITED
                                                  AND SUBSIDIARIES

                                             Consolidated Balance Sheets

                                              December 31, 1995 and 1994

     Assets                                                               1995           1994
     ______                                                               ____           ____

Current assets:
     Cash and cash equivalents                                        $       656        876,043
     Accounts receivable, less allowance for doubtful
       accounts of $234,913 and $157,263 at 1995
       and 1994, respectively (note 6)                                  2,140,992      2,426,035
     Inventories (notes 3 and 6)                                        6,748,272      4,825,978
     Other current assets                                                 488,875        316,527
                                                                      ___________    ___________

          Total current assets                                          9,378,795      8,444,583

Deferred income tax (note 10)                                              12,301            ---
Intangible assets, net (notes 4 and 6)                                  1,960,997      2,230,660
Property, plant and equipment, net (notes 5, 6 and 7)                   3,520,252      3,862,100
Long-term inventories (notes 3 and 6)                                   1,280,834        885,303
Other assets                                                              144,272        123,149
                                                                      ___________    ___________

                                                                      $16,297,451     15,545,795
                                                                      ===========    ===========

     Liabilities and Shareholders' Equity
     ____________________________________

Current liabilities:
     Note payable to bank (note 6)                                      1,478,886        130,756
     Debentures payable (note 8)                                              ---        188,000
     Notes payable to shareholders and related parties (note 9)            12,635        375,000
     Current portion of debt and capital lease obligations (note 7)       421,462        787,644
     Accounts payable                                                     474,128        639,389
     Accrued expenses and other current liabilities                       766,711        680,174
     Income taxes payable                                                 146,998        310,000
                                                                      ___________    ___________

          Total current liabilities                                     3,300,820      3,110,963

Deferred income taxes (note 10)                                               ---         32,699
Long-term debt and capital lease obligations, less current
     portion (note 7)                                                   1,183,114      1,023,360
Notes payable to shareholders and related parties, less
     current portion (note 9)                                              54,420            ---
                                                                      ___________    ___________

                                                                        4,538,354      4,167,022
                                                                      ___________    ___________

Commitments (notes 7 and 11)

Shareholders' equity (note 11):
     Preferred stock, $4 liquidation value, 8.5% cumulative
       dividend, non-voting, 5,000,000 shares authorized,
       174,000 shares issued and outstanding                              696,000        696,000
     Common stock, $.01 par value, 25,000,000 shares
       authorized, 12,053,751 and 11,655,373 shares
       issued and outstanding, respectively                               120,537        116,553
     Additional paid-in capital                                         9,201,796      8,853,513
     Retained earnings                                                  1,835,441      1,787,408
     Foreign currency translation adjustments                             (94,677)       (74,701)
                                                                      ___________    ___________

          Total shareholders' equity                                   11,759,097     11,378,773
                                                                      ___________    ___________

                                                                      $16,297,451     15,545,795
                                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                                             AG-BAG INTERNATIONAL LIMITED
                                                  AND SUBSIDIARIES

                                        Consolidated Statements of Operations

                                   Years ended December 31, 1995, 1994 and 1993

                                                          1995           1994           1993
                                                          ____           ____           ____

Net sales (note 2)                                     $19,297,962     20,706,738     18,617,146
Cost of sales                                           13,916,032     14,832,613     13,088,857
                                                       ___________    ___________    ___________

     Gross profit from operations                        5,381,930      5,874,125      5,528,289

Selling expenses                                         2,400,387      2,167,865      2,104,746
Administrative expenses                                  2,280,690      2,322,085      2,180,000
Research and development expenses                           68,165         60,257        123,374
                                                       ___________    ___________    ___________

     Income from operations                                632,688      1,323,918      1,120,169

Other income (expense):
  Interest income                                           44,639         45,826         67,550
  Interest expense                                        (414,145)      (465,743)      (607,012)
  Loss on joint venture                                        ---       (140,741)           ---
  Other (note 12)                                          130,411        199,084        296,275
                                                       ___________    ___________    ___________

     Income before income taxes and extraordinary
       item                                                393,593        962,344        876,982

Income tax expense (note 10)                               286,400        428,917        180,895

     Income before extraordinary item                      107,193        533,427        696,087

Extraordinary item:
  Gain on extinguishment of debt, less applicable
    income taxes of $78,200 (note 13)                          ---            ---        151,800
                                                       ___________    ___________    ___________

     Net income                                        $   107,193        533,427        847,887
                                                       ===========    ===========    ===========

Income per common share:
  Income before extraordinary item                     $       .01            .04            .06
  Extraordinary item                                           ---            ---            .01
                                                       ___________    ___________    ___________

                                                       $       .01            .04            .07
                                                       ===========    ===========    ===========

Weighted average number of common
  shares outstanding                                    12,062,019     11,644,785     10,581,092
                                                       ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                   AG-BAG INTERNATIONAL LIMITED
                                        AND SUBSIDIARIES

                         Consolidated Statements of Shareholders' Equity

                           Years ended December 31, 1995, 1994 and 1993


                                                                                                   Equity
                                                                                                   adjustment
                                   Preferred stock        Common stock      Additional             from foreign  Total
                                   _______________        ____________      paid-in      Retained  currency      shareholders'
                                  Shares    Amount     Shares      Amount   capital      earnings  translation   equity
                                  ______      ______   ______      ______   __________   ________  ____________  _____________

Balance, December 31, 1992       174,000   $696,000   9,803,897   $ 98,040  7,555,384     524,414   (150,713)     8,723,125

Stock issued in connection with
  conversion of debentures           ---        ---     813,334      8,133    531,835         ---        ---        539,968
Stock issued in connection with
  employee stock plan                ---        ---       9,997         99     11,147         ---        ---         11,246
Foreign currency translation         ---        ---         ---        ---        ---         ---    (31,573)       (31,573)
Preferred stock dividends            ---        ---         ---        ---        ---     (59,160)       ---        (59,160)
Net income                           ---        ---         ---        ---        ---     847,887        ---        847,887
                                 _______   ________  __________   ________  _________   _________   ________     __________

Balance, December 31, 1993       174,000    696,000  10,627,228    106,272  8,098,366   1,313,141   (182,286)    10,031,493

Stock issued in connection with
  exercise of options                ---        ---       7,500         75     10,925         ---        ---         11,000
Stock issued in connection with
  conversion of debentures           ---        ---   1,010,667     10,106    731,822         ---        ---        741,928
Stock issued in connection with
  employee stock plan                ---        ---       9,978        100     12,400         ---        ---         12,500
Foreign currency translation         ---        ---         ---        ---        ---         ---    107,585        107,585
Preferred stock dividends            ---        ---         ---        ---        ---     (59,160)       ---        (59,160)
Net income                           ---        ---         ---        ---        ---     533,427        ---        533,427
                                 _______   ________  __________   ________  _________   _________    _______     __________

Balance, December 31, 1994       174,000    696,000  11,655,373    116,553  8,853,513   1,787,408    (74,701)    11,378,773


Stock issued in connection with
  exercise of warrant                ---        ---     137,500      1,375    149,875         ---        ---        151,250
Stock issued in connection with
  conversion of debentures           ---        ---     250,667      2,507    182,224         ---        ---        184,731
Stock issued in connection with
  employee stock plan                ---        ---      10,211        102     16,184         ---        ---         16,286
Foreign currency translation         ---        ---         ---        ---        ---         ---    (19,976)       (19,976)
Preferred stock dividends            ---        ---         ---        ---        ---     (59,160)       ---        (59,160)
Net income                           ---        ---         ---        ---        ---     107,193        ---        107,193
                                 _______   ________  __________   ________  _________   _________    _______     __________

Balance, December 31, 1995       174,000   $696,000  12,053,751   $120,537  9,201,796   1,835,441    (94,677)    11,759,097
                                 =======   ========  ==========   ========  =========   =========    =======     ==========


See accompanying notes to consolidated financial statements.

                                             AG-BAG INTERNATIONAL LIMITED
                                                  AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows

                                   Years ended December 31, 1995, 1994 and 1993

                                                                           1995               1994               1993
                                                                           ____               ____               ____

Cash flows from operating activities:
  Net income                                                          $    107,193           533,427             847,887
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      1,029,874         1,097,314           1,116,409
      Litigation settlement                                                    ---               ---             (79,670)
      Issuance of stock under employee stock plan                           16,286            12,500              11,246
        (Gain) loss on disposition of fixed assets                         (54,919)            6,140              17,783
        Loss on investment in joint venture                                    ---           140,741              57,530
        Deferred income taxes                                              (45,000)         (126,559)           (231,649)
        Gain on extinguishment of debt                                         ---               ---            (230,000)
        Change in assets and liabilities:
          Accounts receivable                                              285,043          (984,200)             71,039
          Refundable income taxes                                              ---               ---           1,077,271
          Inventories                                                   (2,153,915)         (365,485)            254,108
          Other current assets                                            (172,348)          164,653            (217,235)
          Accounts payable                                                (165,261)          201,644              (2,275)
          Accrued expenses and other current liabilities                    86,537            75,669            (202,960)
          Income taxes payable                                            (163,002)          191,707             118,294
          Other assets                                                     (21,123)         (116,252)                ---
                                                                      ____________        __________          __________

            Net cash provided by (used in) operating activities         (1,250,635)          831,299           2,607,778

Cash flows from investing activities:
  Capital expenditures                                                    (641,846)         (992,521)           (374,253)
    Proceeds from disposition of assets                                    125,656            11,763             198,640
    Intangible assets                                                      (14,433)           (8,495)           (127,088)
    Investment in joint venture                                                ---            45,890                 ---
                                                                      ____________        __________          __________

            Net cash used in investing activities                         (530,623)         (943,363)           (302,701)
                                                                      ____________        __________          __________

Cash flows from financing activities:
  Proceeds from line of credit                                          21,425,761               ---                  ---
  Principal payments on line of credit                                 (20,077,631)              ---                  ---
  Proceeds on issuance of debt                                             714,616           812,049                  ---
  Principal payments on debt                                              (769,794)       (1,579,808)         (2,328,560)
  Proceeds from issuance of shareholders' notes                             75,000               ---             400,000
  Payment of shareholders' notes                                          (382,945)         (251,652)           (148,348)
  Exercise of employee options                                                 ---            11,000                  ---
  Dividends paid                                                           (59,160)          (59,160)            (59,160)
                                                                      ____________        __________          __________

            Net cash provided by (used in) financing activities            925,847        (1,067,571)         (2,136,068)
                                                                      ____________        __________          __________

Effect of foreign currency translation                                     (19,976)          107,585             (31,573)
                                                                      ____________        __________          __________

            Net increase (decrease) in cash                               (875,387)       (1,072,050)            137,436

Cash and cash equivalents at beginning of year                             876,043         1,948,093           1,810,657
                                                                      ____________        __________          __________

Cash and cash equivalents at end of year                              $        656           876,043           1,948,093
                                                                      ============        ==========          ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                              $    415,000           466,000             600,000
  Cash paid for income taxes                                               494,400           320,000             220,000


See accompanying notes to consolidated financial statements.

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1995 and 1994

(1)  Description of Business and Summary of Significant Accounting Policies
     ______________________________________________________________________

     (a)  Description of Business
          _______________________

          Ag-Bag International Limited (the Company) is a Delaware corporation. The Company's operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain and other products.

     (b)  Principles of Consolidation
          ___________________________

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ag-Bag Europe, plc. All significant intercompany transactions have been eliminated in consolidation.

     (c)  Statement of Cash Flows
          _______________________

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of the following:

                    Date        Amount       Description
                    ____        ______       ___________

                    1994      $  400,000     Municipal Mutual Fund
                    1993       1,301,351     Municipal Mutual Fund

          The Company transferred $163,910 and $312,208 in 1995 and 1994, respectively, from rental equipment to inventory held for sale.

          The Company received cancellation of a note payable in the amount of $151,250 during 1995 as consideration for the exercise of a warrant for 137,500 shares at $1.10 per share.

     (d)  Accounts Receivable
          ___________________

          Accounts receivable are from distributors and customers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses.

     (e)  Inventories
          ___________

          Inventories are stated at the lower of cost or market. The Company determines cost on the first-in, first-out basis.

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     (f)  Property, Plant and Equipment
          _____________________________

          Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to twenty-five years.

          Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to income as incurred.

     (g)  Intangible Assets
          _________________

          Intangible assets consist primarily of licenses, goodwill, patents and non-compete agreements. The cost of the licenses, patents and noncompete agreements are amortized over the lesser of the terms of the related agreement or the estimated useful lives of the respective asset, ranging from three to seventeen years.

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on the straight-line basis over the expected period to be benefited, fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (h)  Investment in Affiliated Company
          ________________________________

          The Company had a 42% investment in Silage Packing Technology B.V. (the Joint Venture) until 1994 wherein the Joint Venture was dissolved. Through 1993, the Company accounted for their investment in the Joint Venture using the equity method of accounting. Included in other income (expense) in 1994 is a loss of $140,741 related to the dissolution of the Joint Venture.

     (i)  Income Taxes
          ____________

          The Company accounts for income taxes under the asset and liability method. Deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (j)  Income Per Common Share
          _______________________

          Income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the year.

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     (k)  Foreign Currency Translation
          ____________________________

          The financial statements of the Company's European subsidiary have been translated into U.S. dollars from their functional currency, British pounds sterling, in the accompanying statements in accordance with Statement of Financial Accounting Standards No. 52. Balance sheet amounts have been translated at the exchange rate on the balance sheet date and statement of operations amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is carried as a component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions are included in other expense (income), net.

     (l)  Management Estimates
          ____________________

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Foreign Operations
     __________________


     Summarized data for the Company's foreign operation (Ag-Bag Europe, plc) in Europe are as follows:

                                                 December 31
                                                 ___________

                                           1995        1994        1993
                                           ____        ____        ____

     Revenues - unaffiliated customers  $1,796,275   1,886,343   2,026,955
     Operating profit (loss)               (85,553)     82,802     184,335
     Identifiable assets                 1,689,594   1,789,366   1,514,566


     Export sales from the Company's United States operations are as follows:

                                                 December 31
                                                 ___________

                                           1995        1994        1993
                                           ____        ____        ____

     Canada                             $1,418,000   1,156,000   1,454,000
     Germany                             1,680,000     783,000         ---
     Other                                 935,000   1,854,000   1,155,000
                                        __________   _________   _________

                                        $4,033,000   3,793,000   2,609,000
                                        ==========   =========   =========

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(3)  Inventories
     ___________

     Inventories consist of the following:

                                                    December 31
                                                    ___________

                                                1995           1994
                                                ____           ____

          Work in process                    $  652,930       394,444
          Bags and machines                   4,643,673     2,830,271
          Parts and subassembly - current     1,451,669     1,601,263
                                             __________     _________

                                              6,748,272     4,825,978

          Parts and subassembly (long-term)   1,280,834       885,303
                                             __________     _________

                                             $8,029,106     5,711,281
                                             ==========     =========

     At December 31, 1995, some portion of the $8,029,106 of inventory of the Company is in excess of current requirements based on the recent level of production and sales. Management is developing a plan to reduce this inventory to desired levels through either disposal or utilization of parts in new machinery models. Management believes no loss will be incurred on the utilization or disposition of these inventories.

     Management has also classified certain parts which may not be sold or used in production within the course of one year as long-term inventories. Management believes the cost of these long-term inventories is fully recoverable.

(4)  Intangible Assets
     _________________

     Intangible assets consist of the following:

                                                   December 31
                                                   ___________

                                                1995         1994
                                                ____          ____

          Licenses                           $1,886,314     1,886,314
          Goodwill                              668,612       668,612
          Patent costs                          658,739       644,508
          Covenant not to compete               393,263       393,263
          Other                                     ---        51,004
                                             __________     _________

                                              3,606,928     3,643,701

          Less accumulated amortization       1,645,931     1,413,041
                                             __________     _________

                                             $1,960,997     2,230,660
                                             ==========     =========

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(5)  Property, Plant and Equipment
     _____________________________

     Property, plant and equipment consist of the following:

                                                         December 31
                                                         ___________

                                                     1995          1994
                                                     ____          ____

     Land                                         $  281,326       338,414
     Building                                      1,238,391     1,161,729
     Vehicles                                        439,328       321,193
     Office furniture, fixtures and equipment      1,540,627     1,490,090
     Plant equipment                               1,580,528     1,453,097
     Rental equipment                              2,288,050     2,251,495
     Leasehold improvements                           54,515        54,515
                                                  __________     _________

                                                   7,422,765     7,070,533

     Less accumulated depreciation and
          amortization                             3,902,513     3,208,433
                                                  __________     _________

                                                  $3,520,252     3,862,100
                                                  ==========     =========

     Certain property, plant and equipment serve as collateral for short and long-term debt obligations (notes 6 and 7). The Company leases certain assets under capital lease agreements. At December 31, 1995 and 1994, the net book value of the equipment under these leases was approximately $536,222 and $1,198,093, respectively. The related obligations are included in long-term debt.

(6)  Note Payable to Bank
     ____________________

     The Company has a note payable to a bank in the amount of $178,388 and $130,756 at December 31, 1995 and 1994, respectively, under a line of credit agreement (LOC Agreement). The LOC Agreement is for a maximum of 400,000 English pounds ($621,200 and $620,000 at December 31, 1995 and 1994, respectively), bears interest at 8.25% (8.5% at December 31,
     1994) which is subject to renewal by the bank in June 1996. The LOC Agreement is secured by all assets of Ag-Bag Europe plc. and is subject to certain covenants.


                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     In addition, the Company has a domestic line of credit with a bank for up to $4,000,000 ($3,000,000 at December 31, 1994). The domestic line of credit is secured by receivables and inventories, bears interest at the bank's prime rate plus 1/2% (9.0% and 9.5% at December 31, 1995 and 1994, respectively). The Company also has an equipment line of credit with the bank for $200,000 ($250,000 at December 31, 1994) which bears interest at the bank's prime rate plus 1.0% (9.5% at December 31, 1995 and 1994) and is secured by equipment purchased subject to the line. Both lines are subject to certain covenants and are subject to annual renewal by the bank each June 30. The Company was out of compliance with one covenant at December 31, 1995. Forbearance was received from the lender for this covenant through December 31, 1996. As of December 31, 1995, $1,300,498 was
     outstanding under the operating line of credit and no amounts were outstanding under the equipment line. As of December 31, 1994, no amounts were outstanding under these lines of credit.

(7)  Long-term Debt
     ______________

     Long-term debt is comprised of the following:

                                                         December 31
                                                         ___________

                                                     1995          1994
                                                     ____          ____

     Note payable in monthly installments of
       $2,638, plus interest at prime plus 1.75%
       (10.25% at December 31, 1995), through
       2000, secured by building                  $  141,173       172,823
     Note payable in monthly installments of
       $2,436, including interest at 8.32%,
       through 2005, secured by certain
       equipment, office furniture and fixtures
       and personal guarantees of certain
       shareholders, subordinate to building
       loan and certain equipment loans              191,482       205,209
     Note payable in monthly installments of
       $34,500, including interest at 15%, due
       November 1996 (see note 1)                        ---       221,828
     Note payable in monthly installments of
       $3,567, including interest at 8% through
       1999, secured by real property                263,981       284,463
     Note payable in monthly installments of
       $4,183, including interest at 9% through
       1999, secured by certain equipment            152,020       186,521
     Note payable in monthly installments of
       $2,360, plus interest at prime plus
       1.25% (9.75% at December 31, 1995)            127,421           ---
                                                  __________     _________

                                                     876,077     1,070,844

     Less current portion                            133,597       320,989
                                                  __________     _________

                                                  $  742,480       749,855
                                                  ==========     =========

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                 Capital lease obligations
                           Long-term         ________________________________
                           debt excluding    Minimum   Amount
                           capital lease     lease     representing
                           obligations       payments  interest     Principal
                           ______________    ________  ________     _________

     Year ending December 31:
          1996                $133,597       315,401    27,536        287,865
          1997                 140,271       236,009    17,690        218,319
          1998                 147,552       126,413     5,320        121,093
          1999                 296,855        56,801     1,070         55,731
          2000                  47,844        45,911       420         45,491
          Thereafter           109,958           ---       ---            ---

                              ________       _______    ______        _______

                              $876,077       780,535    52,036        728,499
                              ========       =======    ======        =======

(8)  Debentures Payable
     __________________

     The Subordinated Convertible Debentures (the Debentures) bore interest at 10% payable quarterly. Each Debenture was convertible into shares of the Company's common stock at a conversion rate of $.75 per share and had certain anti-dilution privileges in the event of additional equity issues by the Company. The Debentures were subordinated to other senior indebtedness of the Company. Conversion of debentures into common stock were $188,000, $758,000 and $610,000 in 1995, 1994 and 1993, respectively. Cost related to the conversions amounted to $3,269, $16,072 and $70,032, respectively.

(9)  Notes Payable to Shareholders and Related Parties
     _________________________________________________

     The Company has notes payable to shareholders and officers of the Company. The notes bear interest at 10% to 12% and require monthly principal and interest payments ranging from $1,600 to $33,228 through April 30, 2000. Interest expense related to these notes amounted to $29,188, $58,000 and $69,000 in 1995, 1994 and 1993, respectively.

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(10) Income Taxes
     ____________

     The domestic and foreign components of income before income taxes and extraordinary item are as follows:

                                              Year Ended December 31
                                              ______________________

                                          1995          1994        1993
                                          ____          ____        ____

     Domestic                           $479,146       879,542     922,648
     Foreign                             (85,553)       82,802     184,333
                                        ________      ________   _________

                                        $393,593       962,344   1,106,981

     The income tax expense (benefit) consists of the following:

                                              Year Ended December 31
                                              ______________________

                                          1995          1994        1993
                                          ____          ____        ____

     Current:
          Federal                       $290,781       546,193     338,294
          State                           40,619         9,283         ---
                                        ________      ________   _________

                                         331,400       555,476     338,294
                                        ________      ________   _________

     Deferred:
          Federal                        (49,047)     (110,120)    (94,019)
          State                            4,047       (16,439)     14,820
                                        ________      ________   _________

                                         (45,000)     (126,559)    (79,199)

             Total income tax expense   $286,400       428,917     259,095
                                        ========      ========   =========

                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

     Deferred tax assets and liabilities consist of the following:

                                                         December 31
                                                         ___________

                                                     1995          1994
                                                     ____          ____

     Net operating loss carryforwards:
          Foreign                                 $ 216,933       187,222
          State                                       5,545         8,950
     Expenses not currently deductible              100,702        70,591
                                                  _________      ________

               Gross deferred tax asset             323,180       266,763
                                                  _________      ________

     Valuation allowance                           (216,933)     (187,222)
                                                  _________      ________

               Net deferred tax asset               106,247        79,541
                                                  _________      ________

     Depreciation                                    93,946       112,240
                                                  _________      ________

               Gross deferred tax liability          93,946       112,240
                                                  _________      ________

               Net deferred tax asset (liability) $  12,301       (32,699)
                                                  =========      ========

     During the year ended December 31, 1994, the Company changed its reporting for income taxes from a fiscal year ending February 28 to a calendar year-end. Accordingly, the difference of approximately $74,741 in deferred liabilities was realized during 1994.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                  1995      1994      1993
                                                  ____      ____      ____

       Statutory federal income tax rate          34.0%     34.0%     34.0%
       Foreign losses providing no current
          income tax benefit                       7.0       ---       ---
          Realized benefit from foreign net
          operating losses                         ---      (3.0)     (6.0)
       Nondeductible items                        11.0       5.0      (4.0)
       Tax settlement                             16.0       ---       ---
          Other                                    5.0       9.0      (1.0)
                                                  ____      ____      ____

       Effective tax rates                        73.0%     45.0%     23.0%
                                                  ====      ====      ====


     At December 31, 1995, the Company has available foreign operating loss carryforwards for income tax purposes of $638,037. Such carryforwards are available to offset foreign taxable income, if any, through their expiration in the year 2007.


                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(11) Shareholders' Equity
     ____________________

     Stock Warrants
     ______________

     In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 1995, the following warrants with respective exercise price per share and date of expiration were outstanding:

                    Number         Price per      Expiration
     Party          of shares      share          date
     _____          _________      _________      __________

     Underwriters    240,000         $4.06        May 1997
     Note holder     137,500         $1.10        February 2001
                     _______
                     377,500
                     =======

     All warrants outstanding at December 31, 1995 are exercisable.

     Stock Awards
     ____________

     The Company has an Employee Stock Award Plan (the Plan). Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. Awards under the Plan amounted to 10,211 and 9,978 shares for 1995 and 1994, respectively, with related compensation expense of $16,286 and $12,500, respectively.

     Common Stock Options
     ____________________

     The Company has an Incentive Stock Option Plan (the Plan) and has reserved 500,000 shares of common stock for issuance under the Plan. Options under the plan are to be issued to officers and employees of the Company and all grants of stock will be at the market value of the stock at the date of grant. Vesting of stock options are determined for each grant by the Board of Directors.

     In addition to the Incentive Stock Option Plan, in February 1992, the Company issued options to purchase 10,000 shares of common stock at $3.00 per share to a former employee. The options vested immediately and are exercisable through February 1996.


                                                            (Continued)

                         AG-BAG INTERNATIONAL LIMITED
                              AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


     Transactions and other information relating to stock options for the three years ended December 31, 1995 are summarized as follows:

                                                  Number         Option price
                                                  of shares      per share
                                                  _________      ____________

     Options outstanding at December 31, 1992       49,500       $ 1.31-3.00

     Options granted                               325,000         1.59-3.50
     Options expired                              (225,000)             3.50
     Options exercised                                 ---               ---
                                                  ________       ___________

     Options outstanding at December 31, 1993      149,500         1.31-3.50

     Options granted                                   ---               ---
     Options expired                               (32,000)        1.31-1.58
     Options exercised                              (7,500)        1.31-1.58
                                                  ________       ___________

     Options outstanding at December 31, 1994      110,000         1.59-3.50

     Options granted                                10,000              1.68
     Options expired                                   ---               ---
     Options exercised                                 ---               ---
                                                  ________       ___________

     Options outstanding at December 31, 1995      120,000       $ 1.59-3.50
                                                  ========       ===========

     All options outstanding at December 31, 1995 are exercisable.


(12) Other Income
     ____________

     Other income includes gross profit from rentals of machinery and equipment of $30,120, $86,531 and $178,570 for 1995, 1994 and 1993,
     respectively.


(13) Gain on Extinguishment of Debt
     ______________________________

     During 1993, the Company paid off a note payable. Under the terms of the debt agreement, the Company was forgiven the final principal payment of $230,000. The resulting gain on extinguishment of debt has been classified as an extraordinary item in 1993.

KPMG PEAT MARWICK LLP
     SUITE 2000
     1211 SOUTH WEST FIFTH AVENUE
     PORTLAND, OR 97204




                         Independent Auditors' Report
                         ____________________________



The Board of Directors and Shareholders
Ag-Bag International Limited:


Under date of April 1, 1996, we reported on the consolidated balance sheets of Ag-Bag International Limited and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index as related to amounts as of and for the years ended December 31, 1995 and 1994. This financial statement schedule is the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                              /s/ KPMG Peat Marwick LLP
                              KPMG PEAT MARWICK LLP


Portland, Oregon
April 1, 1996

                         F-18
Member Firm of
Klynveld Peat Marwick Goerdeler

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                              FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Ag-Bag International Limited


Our audit of the consolidated financial statements referred to in our report dated February 16, 1994 appearing on page F-2 of this Report on Form 10-K also included an audit of the Financial Statement Schedule listed in item 14a of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Portland, Oregon
February 16, 1994

                                                                                                         Schedule II
                                                                                                         ___________

                                             AG-BAG INTERNATIONAL LIMITED
                                                  AND SUBSIDIARIES

                                          Valuation and Qualifying Accounts

                                   Years ended December 31, 1995, 1994 and 1993

          Column A                                     Column B       Column C                 Column D       Column E
          ________                                     ________       ________                 ________       ________
                                                       Balance at     Charged to     Charged   Write-offs,    Balance
                                                       beginning      costs and      to other  net of         at end
          Description                                  of period      expenses       accounts  recoveries     of period
          ___________                                  __________     __________     ________  ___________    _________

Year ended December 31:
   1995:
     Allowance for doubtful accounts                   $  157,263     183,813        ---       (106,163)      234,913
     Warranty reserve                                      25,061      57,127        ---        (32,188)       50,000

   1994:
     Allowance for doubtful accounts                      107,485      66,689        ---        (16,911)      157,263
     Warranty reserve                                      23,693     102,975        ---       (101,607)       25,061

   1993:
     Allowance for doubtful accounts                      250,646      14,155        ---       (157,316)      107,485
     Warranty reserve                                         ---     127,662        ---       (103,969)       23,693


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

4.4       Stock Option dated September 6, 1995, to Doug Hoag (4)*

10.1      Employment Contract of Larry R. Inman (1)*

10.3      Employee Stock Plan (1)*

10.4      Incentive Stock Option Plan (1)*

11        Statement re computation of earnings per share

12        Statement re computation of ratios

16        Letter re change in certifying accountants (2)

21        Subsidiaries of the Registrant (4)

23 Reference is made to the financial reports of KPMG Peat Marwick LLP and Price Waterhouse LLP containing their opinions with respect to the financial statements.

27        Financial Data Schedule (Filed with EDGAR version only)


 *   Management contract or compensatory plan
(1)  Filed as exhibit to the Form S-1 Registration No.33-46115.
(2)  Filed as exhibit to the Form 8-K filed May 6, 1994.
(3)  Filed as exhibit to the Form 10-K for the fiscal year ended
     December 31, 1994.
(4) Filed as exhibit to the Form 10-K, filed on April 1, 1996, for the fiscal year ended December 31, 1995.