Form 10-Q
period 1996-03-31
AG BAG INTERNATIONAL LTD
filed 1996-05-15
CIK 842289

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          March 31, 1996



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

                    YES  / X /      NO /   /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of March 31, 1996.

Part 1 - Financial Information
Item 1 - Financial Statements

                    AG-BAG INTERNATIONAL LIMITED
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                       March 31         December 31,
                                     (Unaudited)           1995
                                                        (Audited)
                                   1996        1995
                               __________   __________   __________
Current assets:
 Cash and cash equivalents    $       656  $       656  $       656
 Accounts receivable            4,129,312    4,454,659    2,140,992
 Inventories                    7,487,889    5,919,312    6,748,272
 Other current assets             950,431      671,709      488,875
                               __________   __________   __________

     Total current assets      12,568,288   11,046,336    9,378,795

 Deferred income tax               12,301                    12,301
 Intangible assets, less
  accumulated amortization      1,897,458    2,153,531    1,960,997
 Property, plant and equipment
  less accumulated depreciation 3,368,724    3,878,922    3,520,252
 Long-term inventories          1,280,834      885,303    1,280,834
 Other assets                     146,186       91,554      144,272
                               __________   __________   __________

Total assets                  $19,273,791  $18,055,646  $16,297,451
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                    CONSOLIDATED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                        March 31        December 31,
                                       (Unaudited)         1995
                                                        (Audited)
                                   1996        1995
                               __________   __________   __________
Current liabilities:
 Notes payable to bank        $ 3,537,469  $ 2,350,804  $ 1,478,886
 Current portion of long term
  debt and capital lease
  obligations                     468,265      513,299      421,462
 Current portion of notes
  payable to shareholders'         12,635      284,813       12,635
 Accounts payable               1,756,727    1,165,931      474,128
 Accrued expenses and other
  current liabilities             679,591      710,370      766,711
 Income tax payable                71,998      199,000      146,998
                               __________   __________   __________

   Total current liabilities    6,526,685    5,224,217    3,300,820

 Deferred income taxes                          32,699
 Long term debt and capital
  lease obligation, less
  current portion               1,084,398    1,037,249    1,183,114
 Notes payable to shareholders'
  less current portion             51,302                    54,420
                               __________   __________   __________
   Total liabilities            7,662,385    6,294,165    4,538,354
                               __________   __________   __________

Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,537      120,435      120,537
 Additional paid-in capital     9,201,796    9,185,612    9,201,796
 Retained earnings              1,708,163    1,852,259    1,835,441
 Foreign currency translation    (115,090)   ( 92,825)     (94,677)
                               __________   __________   __________
   Total shareholders' equity  11,611,406   11,761,481   11,759,097
                               __________   __________   __________

Total liabilities and
 shareholders' equity         $19,273,791  $18,055,646  $16,297,451
                               ==========   ==========   ==========

            See Notes to Consolidated Financial Information

                   AG-BAG INTERNATIONAL LIMITED
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (UNAUDITED)

                                                                                                     Foreign
                                    Preferred Stock       Common Stock       Paid-In     Retained    Currency
                                    Shares   Amount     Shares     Amount    Capital     Earnings  Translation    Total
                                    ______   ______     ______     ______    _______     ________  ___________    _____
Balance December 31, 1995          174,000  $696,000  12,053,751  $120,537  $9,201,796  $1,835,441  ($94,677)  $11,759,097

Foreign currency translation                                                                        ( 20,413)      (20,413)
Preferred stock dividends                                                                  (14,790)                (14,790)
Net loss                                                                                  (112,488)               (112,488)
                                   _______   _______  __________   _______   _________   _________   _______    __________
Balance March 31, 1996             174,000   696,000  12,053,751   120,537   9,201,796   1,708,163  (115,090)   11,611,406
                                   =======   =======  ==========   =======   =========   =========   ========   ==========



               See Notes to Consolidated Financial Information

                      AG-BAG INTERNATIONAL LIMITED
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months
                                               Ended March 31
                                                 (Unaudited)
                                            ____________________
                                              1996         1995
                                              ____         ____
Net sales                                 $ 3,974,245  $ 4,527,093
Cost of sales                               3,025,949    3,195,288
                                           __________   __________
Gross profit from operations                  948,296    1,331,805

Selling expenses                              543,182      626,359
Administrative expenses                       552,758      517,050
Research and development expenses              16,683       25,562
                                           __________   __________

Income(loss) from operations                 (164,327)     162,834

Other income (expense):
  Interest income                              12,818       13,330
  Interest expense                           ( 68,020)    ( 46,192)
  Miscellaneous                                32,041       (8,331)
                                           __________   __________
Income(loss) before provision for
 income taxes                                (187,488)     121,641

Provision for income taxes                     75,000     ( 42,000)
                                           __________   __________

Net income(loss)                          $  (112,488) $    79,641
                                           ==========   ==========


Earnings(loss) per share                  $      (.01) $       .01
                                           ==========   ==========

Weighted average number of common
 shares outstanding                        12,086,034   12,041,462
                                           ==========   ==========


            See Notes to Consolidated Financial Information

                       AG-BAG INTERNATIONAL LIMITED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Three months ended March 31
                                                 (Unaudited)
                                        ___________________________
                                             1996          1995
                                             ____          ____
Cash flows from operating activities:
 Net income(loss)                         $  (112,488) $    79,641
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              270,701      181,767
   Loss on disposition of fixed assets            801
   Changes in assets and liabilities:
    Accounts receivable                    (1,988,320)  (2,028,624)
    Inventories                            (  739,617)  (1,093,334)
    Other current assets                     (461,556)    (355,182)
    Accounts payable                        1,282,599      526,542
    Accrued expenses and other current
     liabilities                             ( 87,120)      30,196
    Income tax payable                       ( 75,000)    (111,000)
    Other assets                                1,914
                                           __________   __________
Net cash used in operating activities      (1,908,086)  (2,769,994)
                                           __________   __________
Cash flows from investing activities:
 Capital expenditures                        ( 56,052)    (124,712)
 Proceeds from disposition of fixed assets      2,500
 Intangible assets                             (6,711)
                                           __________   __________
Net cash used in investing activities        ( 60,263)    (124,712)
                                           __________   __________
Cash flows from financing activities:
 Proceeds from line of credit               2,058,583    2,220,048
 Principal payments on debt                  ( 51,913)    (109,206)
 Payment of shareholders' notes              (  3,118)    ( 90,187)
 Proceeds on long term note receivable                      31,595
 Payment of preferred dividends               (14,790)     (14,790)
                                           __________   __________
Net cash provided by financing activities   1,988,762    2,037,460
                                           __________   __________
Effect of foreign currency translation        (20,413)     (18,141)
                                           __________   __________
Net decrease in cash                            - 0 -     (875,387)

Cash and cash equivalents at beginning
 of period                                        656      876,043
                                           __________   __________
Cash and cash equivalents at end of period $      656   $      656
                                           ==========   ==========

            See Notes to Consolidated Financial Information

                     AG-BAG INTERNATIONAL LIMITED
               Notes to Consolidated Financial Information
                              (Unaudited)


Note 1 - Description of Business and Summary of Significant
Accounting Policies
___________________________________________________________


The Company's consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three month period should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's annual report on Form 10-K, as amended by a Form 10-K/A-1 filed with the Securities and Exchange Commission on April 11, 1996.

Reclassifications
_________________

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          _____________________________________________

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K, as amended by a Form 10-K/A-1, for the year ended December 31, 1995, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 1996, compared to the results of operations for the three-month period ended March 31, 1995, and to changes in the Company's financial condition from December 31, 1995 to March 31, 1996.

Consolidated net sales for the three-month period ended March 31, 1996, were $3,974,245, down 12.21% from $4,527,093 for the same period in 1995. The decrease for the quarter was the result of the fact that the Company was unable to ship some bag orders due to late winter weather in certain areas of the US, coupled with lower preseason sales of inoculant by the Company's UK operation. In addition, the Company did not have a sale of a mid-sized composting system during the first quarter of 1996 as it did in 1995. Machines shipped during the first quarter of 1996 increased 19.05% over the first quarter of 1995.

Gross profit from sales for the three-month period ended March 31, 1996, was $948,296, a decrease of 28.80% from $1,331,805 for the same period in 1995. The decrease for the quarter was primarily the result of lower sales volumes coupled with increased transportation costs and lower margins on used equipment sold during the quarter. Bag margins were also slightly lower as a result of intense competition in certain areas of the North American market.

Selling expenses for the three-month period ended March 31, 1996, were $543,182, a decrease of 13.28% from $626,359 for the same period in 1995. The decrease was the result of reduced commissions due to lower sales for the quarter coupled with lower travel expenses resulting from the move of the annual first quarter sales meeting to December.

Administrative expenses for the three-month period ended March 31, 1996, were $552,758, an increase of 6.90% from $517,050 for the same period in 1995. The increase for the quarter was the result of increased professional fees coupled with increases in retirement plan expense and general operating overhead required to support the international expansion and grain and compost divisions.

Interest expense for the three-month period ended March 31, 1996, was $68,020, an increase of 47.25% from $46,192 for the same period in 1995. The increase was the result of the Company using a larger portion of its credit facility during the quarter resulting from an inventory build-up in late 1995.

Net income (loss) for the three-month period ended March 31, 1996, was ($112,488) compared to $79,641 for the same period in 1995. The decrease for the quarter was the result of lower sales volumes and margins and higher transportation costs coupled with increases in administrative and interest costs which were offset by lower selling expenses.

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

Accounts receivable decreased 7.30% as of March 31, 1996, to $4,129,312 from the March 31, 1995, level of $4,454,659. The decrease in accounts receivable was the result of decreased sales which occurred during the first quarter of 1996 compared to 1995.

Inventory at March 31, 1996, was $8,768,723 which was 28.86% higher than inventory at March 31, 1995, of $6,804,615. The increase in inventory was the result of reduced sales for the quarter and management's earlier decision to carry higher inventory levels to meet rapid delivery requirements and avoid backlog during harvest and its planned plant expansion during 1996.

The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. In addition, the Company has a $200,000 equipment acquisition line. As of March 31, 1996, $3,263,497 had been taken under the credit line and no borrowings had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of March 31, 1996, borrowings under the foreign operation line aggregated $273,972 US dollars out of an available $611,080 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1996.

The Company plans to consolidate the operations at its Blair, Nebraska facility into one building. At present, the Company utilizes different buildings for its bag, proprietary inoculant and machine operations. The Company will sell the existing buildings and will build a new facility on land the Company already owns which is near the existing facilities. The new facility will be financed with the sale proceeds of the existing buildings and a loan secured by the new facility. The sale of the existing facilities and construction of the new facility will not have a material effect on the Company's liquidity.

                      Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27, Financial Data Schedule (Edgar Only)

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AG-BAG INTERNATIONAL LIMITED,
                              a Delaware corporation
                                   (Registrant)


                              By: /s/ Michael R. Wallis
                                 _____________________________________
Date: May 14, 1996                Michael R. Wallis
                                  Chief Financial Officer and
                                   Vice President*

                                  * Signing on behalf of the Registrant
                                    and as Chief Financial Officer