Form 10-Q
period 1996-06-30
AG BAG INTERNATIONAL LTD
filed 1996-08-05
CIK 842289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:                   June 30, 1996



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

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of July 30, 1996.

                                INDEX

                                                                Page No.
                                                                ________


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                          3

            Consolidated Balance Sheets                                3
            June 30, 1996 and 1995 and December 31, 1995

            Consolidated Statements of Stockholders' Equity            5

            Consolidated Statements of Operations                      6
            Three Months Ended June 30, 1996 and 1995
            Six Months Ended June 30, 1996 and 1995 and
            Year Ended December 31, 1995

            Consolidated Statements of Cash Flows                      8
            Six Months Ended June 30, 1996 and 1995

            Notes to Consolidated Financial Information                9

Item 2.     Management's Discussion and Analysis of                   10
            Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          13

Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                            14

Part I - Financial Information

Item 1.  Financial Statements
                          AG BAG INTERNATIONAL LIMITED
                          CONSOLIDATED BALANCE SHEETS


                                                                                          ASSETS

                                               June 30           December 31
                                         1996          1995         1995
                                             (Unaudited)          (Audited)
                                         __________________      ___________

Current assets:
  Cash and cash equivalents          $       656   $       656   $       656
  Accounts receivable                  6,140,477     5,615,194     2,140,992
  Inventories                          7,560,764     7,551,882     6,748,272
  Other current assets                   645,239       679,455       488,875
                                      __________    __________    __________

     Total current assets             14,347,136    13,847,187     9,378,795

Deferred income tax                       12,301                      12,301
Intangible assets, less
  accumulated amortization             1,832,966     2,086,651     1,960,997
Property, plant and equipment
  less accumulated depreciation        3,721,315     3,840,914     3,520,252
Long-term inventories                  1,243,334       861,303     1,280,834
Other assets                             159,976       117,900       144,272
                                      __________    __________    __________

Total assets                         $21,317,028   $20,753,955   $16,297,451
                                      ==========    ==========    ==========




                                                                                        (Continued)



                                                                               AG-BAG INTERNATIONAL LIMITED
                                                                                CONSOLIDATED BALANCE SHEETS

                                                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30           December 31
                                         1996          1995         1995
                                             (Unaudited)          (Audited)
                                         __________________      ___________

Current liabilities:
  Notes payable to bank              $ 4,855,025   $ 4,116,218   $ 1,478,886
  Current portion of long
   term debt and capital
   lease obligations                     612,462       464,505       421,462
  Current portion of notes
   payable to stockholders'               12,635       192,906        12,635
  Accounts payable                     1,892,940     1,612,351       474,128
  Accrued expenses and other
   current liabilities                   777,936       552,342       766,711
  Income tax payable                     114,355       340,700       146,998
                                     ___________   ___________   ___________

    Total current liabilities          8,265,353     7,279,022     3,300,820

  Deferred income taxes                                 32,699
  Long term debt and capital
   lease obligation, less
   current portion                       891,784     1,195,589     1,183,114
  Notes payable to
   stockholders' less
   current portion                        48,105        73,066        54,420
                                     ___________   ___________   ___________
    Total liabilities                  9,205,242     8,580,376     4,538,354
                                     ___________   ___________   ___________

Commitments

Stockholders' equity:
  Preferred stock, $4LV 8 1/2%
   nonvoting                             696,000       696,000       696,000
  Common stock, $.01 par value           120,537       120,535       120,537
Additional paid-in capital             9,201,796     9,201,447     9,201,796
Retained earnings                      2,189,215     2,251,061     1,835,441
Foreign currency translation             (95,762)      (95,464)      (94,677)
                                     ___________   ___________   ___________
   Total stockholders' equity         12,111,786    12,173,579    11,759,097
                                     ___________   ___________   ___________

Total liabilities and
  stockholders' equity               $21,317,028   $20,753,955   $16,297,451
                                     ===========   ===========   ===========



                          See Notes to Consolidated Financial Information

                                     AG BAG INTERNATIONAL LIMITED
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)


                                                                                                         Foreign
                                 Preferred  Stock         Common Stock         Paid-In      Retained     Currency
                                 Shares     Amount     Shares       Amount     Capital      Earnings     Translation Total

Balance December 31, 1995        174,000    $696,000   12,053,751   $120,537   $9,201,796   $1,835,441   ($94,677)   $11,759,097

Foreign currency translation                                                                              (20,413)       (20,413)
Preferred stock dividends                                                                                 (14,790)       (14,790)
Net loss                                                                                                 (112,488)      (112,488)
                                 _______    ________   __________   ________   __________   __________   ________    ___________
Balance March 31, 1996           174,000     696,000   12,053,751    120,537    9,201,796    1,708,163   (115,090)    11,611,406

Foreign currency translation                                                                               19,328         19,328
Preferred stock dividends                                                                      (14,790)                  (14,790)
Net income                                                                                     495,842                   495,842
                                 _______    ________   __________   ________   __________   __________   ________    ___________
Balance June 30, 1996            174,000    $696,000   12,053,751   $120,537   $9,201,796   $2,189,215   ($95,762)   $12,111,786
                                 =======    ========   ==========   ========   ==========   ==========   ========    ===========



                       See Notes to Consolidated Financial Information

                                                                                      AG-BAG INTERNATIONAL LIMITED
                                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months
                                                        Ended June 30
                                                         (Unaudited)

                                                      1996          1995
                                                      ____          ____

Net sales                                          $ 7,370,681   $ 6,569,285
Cost of sales                                        5,467,901     4,629,539
                                                   ___________   ___________
Gross profit from operations                         1,902,780     1,939,746

Selling expenses                                       690,223       579,332
Administrative expenses                                666,655       616,910
Research and development expenses                       15,284        12,156
                                                   ___________   ___________

Income from operations                                 530,618       731,348

Other income (expense):
  Interest income                                        3,575        15,763
  Interest expense                                    (129,437)     (131,560)
  Gain on sale of assets                               309,726
  Miscellaneous                                         71,360         3,041
                                                   ___________   ___________
Income before provision for income taxes               785,842       618,592

Provision for income taxes                            (290,000)     (205,000)
                                                   ___________   ___________

Net income                                         $   495,842   $   413,592
                                                   ===========   ===========


Primary earnings per share                         $       .04   $       .03
                                                   ===========   ===========

Weighted average number of common
  shares outstanding                                12,081,251    12,069,489
                                                   ===========   ===========


             See Notes to Consolidated Financial Information

                      AG BAG INTERNATIONAL LIMITED
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Six Months           Year Ended
                                           Ended June 30         December 31
                                            (Unaudited)           (Audited)
                                        1996          1995          1995
                                        __________________       ___________

Net sales                            $11,344,926   $11,096,378   $19,297,962
Cost of sales                          8,493,850     7,824,827    13,916,032
                                     ___________   ___________   ___________
Gross profit from operations           2,851,076     3,271,551     5,381,930

Selling expenses                       1,233,405     1,205,691     2,400,387
Administrative expenses                1,219,413     1,133,960     2,280,690
Research and development                  31,967        37,718        68,165
                                     ___________   ___________   ___________

Income from operations                   366,291       894,182       632,688

Other income (expense):
  Interest income                         16,393        29,093        44,639
  Interest expense                      (197,457)     (177,752)     (414,145)
  Gain on sale of assets                 308,925
  Miscellaneous                          104,202        (5,290)      130,411
                                     ___________   ___________   ___________
Income before provision for
  income taxes                           598,354       740,233       393,593

Provision for income taxes              (215,000)     (247,000)     (286,400)
                                     ___________   ___________   ___________

Net income                           $   383,354   $   493,233   $   107,193
                                     ===========   ===========   ===========


Primary earnings per share           $       .03   $       .04   $       .01
                                     ===========   ===========   ===========

Weighted average number of
  common shares outstanding           12,081,251    12,033,913    12,062,019
                                     ===========   ===========   ===========


                  See Notes to Consolidated Financial Information

                         AG BAG INTERNATIONAL LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six months ended June 30
                                                           (Unaudited)
                                                   __________________________
                                                       1996          1995
                                                       ____          ____

Cash flows from operating activities:
Net income                                         $   383,354   $   493,233
  Adjustments to reconcile net income
    to net cash used in operating
     activities:
       Depreciation and amortization                   603,939       565,013
       Issuance of stock under employee
        stock plan                                                    15,935
       Gain on sale of assets                         (308,925)
       Changes in assets and
        liabilities:
         Accounts receivable                        (3,999,485)   (3,189,159)
         Inventories                                  (774,992)   (2,701,904)
         Other current assets                         (156,364)     (362,928)
         Accounts payable                            1,418,812       972,962
         Accrued expenses and other
          current liabilities                           11,225      (127,832)
         Income tax payable                            (32,643)       30,700
         Other assets                                  (15,704)
                                                   ___________   ___________
Net cash used in operating activities               (2,870,783)   (4,303,980)
                                                   ___________   ___________
Cash flows from investing activities:
  Capital expenditures                                (920,902)     (403,087)
  Proceeds from disposition of assets                  559,908
  Intangible assets                                     (7,052)
                                                   ___________   ___________
Net cash used in investing activities                 (368,046)     (403,087)
                                                   ___________   ___________
Cash flows from financing activities:
  Proceeds from line of credit                       3,376,139     3,985,462
  Principal payments on debt                          (100,330)     (150,910)
Payment of shareholders' notes                          (6,315)     (109,028)
Proceeds on long term note receivable                                  5,249
Exercise of warrant                                                  151,250
Payment of preferred dividends                         (29,580)      (29,580)
                                                   ___________   ___________
Net cash provided by financing
  activities                                         3,239,914     3,852,443
                                                   ___________   ___________
Effect of foreign currency translation                  (1,085)      (20,763)
                                                   ___________   ___________

Net decrease in cash                                     - 0 -      (875,387)

Cash and cash equivalents at
  beginning of period                                      656       876,043
                                                   ___________   ___________
Cash and cash equivalents at end
  of period                                        $       656   $       656
                                                   ===========   ===========


                See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                        Notes to Consolidated Financial Information
                                   (Unaudited)


Note 1 - Description of Business and Summary of Significant
         Accounting Policies
_____________________________________________________________________________


The Company's consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the six month period should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's annual report on Form 10-K, as amended by a Form 10-K/A-1 filed with the Securities and Exchange Commission on April 11, 1996.


Reclassifications
_________________

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported stockholders' equity or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
_____________________________________________________________________________


The information set forth below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by that section.

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K, as amended by a Form 10-K/A-1, for the year ended December 31, 1995, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 1996, compared to the results of operations for the three-month period ended June 30, 1995, and to results of operations for the six-month period ended June 30, 1996 compared to the results of operations for the six-month period ended June 30, 1995, and to changes in the Company's financial condition from December 31, 1995, to June 30, 1996.

Consolidated net sales for the three-month period ended June 30, 1996 were $7,370,681, up 12.20% from $6,569,285 for the same period in 1995.
Consolidated net sales for the first half of 1996 were $11,344,926, up 2.24% from $11,096,378 for the same period in 1995. The increase for the quarter was the result of the cool, wet spring which delayed shipments from the first quarter to the second quarter. Also contributing to the increase for the quarter was the sale of 15 new square bale bagger machines. For the first half of 1996, the above reasons coupled with the fact that dairy farmers increased capital expenditures due to rising U.S. milk prices led to the increase in sales compared to 1995.

Gross profit from sales for the three-month period ended June 30, 1996 was $1,902,780, a decrease of 1.90% from $1,939,746 for the same period in 1995. Gross profit from sales for the first half of 1996 was $2,851,076, a decrease of 12.85% from $3,271,551 for the same period in 1995. The decrease for the quarter and first half was the result of increased transportation costs and lower margins on used equipment. Bag margins were also lower as a result of intense competition in certain areas of the North American market.

Selling expenses for the three-month period ended June 30, 1996 were $690,223, an increase of 19.14% from $579,332 for the same period in 1995. Selling expenses for the first half of 1996 were $1,233,405, an increase of 2.30% from $1,205,691 for the same period in 1995. The increase in selling expenses resulted from increased sales commissions coupled with increased sales and marketing activities in the Company's international markets and grain and compost divisions.

Administrative expenses for the three-month period ended June 30, 1996 were $666,655, an increase of 8.06% from $616,910 for the same period in 1995. Administrative expenses for the first half of 1996 were $1,219,413, an increase of 7.54% from $1,133,960 for the same period in 1995. The increase for the quarter and first half of 1996 was the result of increased professional fees coupled with increases in retirement plan expense and general operating overhead required to support international activity and grain and compost divisions.

Interest expense for the three-month period ended June 30, 1996 was $129,437, a decrease of 1.61% from $131,560 for the same period in 1995. Interest expense for the first half of 1996 was $197,457, an increase of $11.08% from $177,752 for the same period in 1995. The increase for the first half of 1996 was the result of larger borrowings under the Company's credit facility caused by an inventory build-up in late 1995.

Net income for the three-month period ended June 30, 1996 was $495,842, an increase of 19.89% from $413,592 for the same period in 1995. Net income for the first half of 1996 was $383,354, a decrease of 22.28% from $493,233 for the same period in 1995. The increase for the quarter was the result of a gain from the sale of property, including the bag folding building at the Company's Blair, Nebraska facility, coupled with increased sales which were offset by lower gross margins, higher transportation costs and increased selling and administrative expenses. The decrease for the first half of 1996 was the result of lower gross margins, higher transportation costs coupled with increases in selling, administrative and interest costs, which were offset by the gain from the sale of property.


Liquidity and Capital Resources
_______________________________

The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and early summer to meet sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory available to meet its sales demands through the spring and summer months.

The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

Accounts receivable increased 9.35% as of June 30, 1996 to $6,140,477 from the June 30, 1995 level of $5,615,194. The increase in accounts receivable was the result of a large portion of the Company's sales occurring during the last month of the quarter coupled with the fact the Company had to offer extended terms to some customers in order to remain competitive.

Inventory at June 30, 1996 was $8,804,098 which was 4.65% higher than inventory at June 30, 1995 which was $8,413,185. The increase in inventory was the result of management's decision to carry higher inventory to meet rapid delivery requirements and avoid backlog during the harvest season and its planned plant consolidation during 1996.

The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. In addition the Company has a $200,000 equipment acquisition line. As of June 30, 1996, $4,124,569 had been taken under the credit line and no borrowings had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of June 30, 1996, borrowings under the foreign operating line aggregated $520,324 US dollars out of an available $620,800 US dollars. Management believes that, along with funds generated from operations and its credit facilities, the Company will be able to meet its cash requirements through 1996.

The Company is currently consolidating its operations at its Blair, Nebraska facility onto one site. At present, the Company utilizes separate buildings on different sites for its bag, proprietary inoculant and machine operations. During the quarter, the Company sold its bag folding building and has started construction of a new bag folding facility on land the Company already owns. The Company does not expect the transition to the new facility to have a materially adverse effect on operations. However, there can be no assurance that the new facility will be completed on schedule or that delays or difficulties will not occur. If such delays or difficulties occurred they may have a material adverse effect on the Company, its financial condition or its prospects. The Company has a $1,500,000 construction loan in place to finance the new facility and believes such financing will be sufficient. The sale of the existing facilities and construction of the new facility will not have a material effect on the Company's liquidity.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)                An Annual Meeting of Stockholders was held on June 3,
                        1996.

     (b) Roy I. Anderson and Michael W. Foster were elected as directors of the Company. Larry R. Inman, Lemuel E. Cunningham, Arthur P. Schuette and Michael B. Leahy continued as directors of the Company after the Annual Meeting of Stockholders.

     (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of Roy I. Anderson and Michael W. Foster. The results of the election were as follows:

                                      Votes Against                   Broker
Nominee                Votes For       or Withheld    Abstentions    Nonvotes
_______                _________      _____________   ___________    ________

Roy I. Anderson        9,909,897            0           448,152         0

Michael W. Foster      9,909,897            0           448,152         0

     (d)                None.



Item 6.  Exhibits and Reports on Form 8-K

     (a)                Exhibit 27, Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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


                                            AG-BAG INTERNATIONAL LIMITED,
                                            a Delaware corporation
                                                   (Registrant)



Date: August 5, 1996                        By: /s/ Michael R. Wallis
      ___________                              __________________________
                                               Michael R. Wallis
                                               Chief Financial Officer
                                               and Vice President*


                                            *  Signing on behalf of the
                                               Registrant and as Chief
                                               Financial Officer