Form 10-Q
period 1996-09-30
AG BAG INTERNATIONAL LTD
filed 1996-10-31
CIK 842289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the quarterly period ended:     September 30, 1996



         Commission file Number:               0-18259


AG-BAG INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)


                DELAWARE                     93-1143627
      (State or other jurisdiction        (I.R.S. Employer
    of incorporation or organization)    Identification No.)


           2320 SE AG-BAG LANE
              WARRENTON, OR                     97146
(Address of principal executive offices)     (Zip Code)


                         (503) 861-1644
      (Registrant's telephone number, including area code)



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

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of October 25, 1996.

                              INDEX

                                                         Page No.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                   3

Consolidated Balance Sheets                                     3
September 30, 1996 and 1995 and December 31, 1995

Consolidated Statements of Shareholders' Equity                 4

Consolidated Statements of Operations                           5
Three Months Ended September 30, 1996 and 1995
Nine Months Ended September 30, 1996 and 1995 and
Year Ended December 31, 1995

Consolidated Statements of Cash Flows                           7
Nine Months Ended September 30, 1996 and 1995

Notes to Consolidated Financial Information                     8

Item 2.  Management's Discussion and Analysis of                9
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                     13

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

AG-BAG INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS


                                         September 30          December 31
                                          (Unaudited)           (Audited)
                                      __________________       ___________

                                      1996          1995          1995
                                      ____          ____          ____

CURRENT ASSETS:
 Cash and cash equivalents        $       656   $       656   $       656
 Accounts receivable                7,049,890     5,122,639     2,140,992
 Inventories                        6,554,307     7,532,968     6,748,272
 Other current assets                 674,926       747,939       488,875
                                  ___________   ___________   ___________
   Total current assets            14,279,779    13,404,202     9,378,795

 Deferred income tax                   12,301                      12,301
 Intangible assets, less
  accumulated amortization          1,768,336     2,028,723     1,960,997
 Property, plant and equipment
  less accumulated depreciation     4,067,719     3,599,051     3,520,252
 Long-term inventories              1,205,834       837,303     1,280,834
 Other assets                         150,373       146,402       144,272
                                  ___________   ___________   ___________
   Total assets                   $21,484,342   $20,015,681   $16,297,451
                                  ===========   ===========   ===========

CURRENT LIABILITIES:
 Notes payable to bank            $ 3,899,334   $ 3,636,741   $ 1,478,886
 Current portion of long-term
  debt and capital lease
  obligations                         585,918       506,721       421,462
 Current portion of notes
  payable to shareholders              12,635       110,795        12,635
 Accounts payable                   1,293,744     1,140,237       474,128
 Accrued expenses and other
  current liabilities                 870,047       596,159       766,711
 Income tax payable                   578,410       346,098       146,998
                                  ___________   ___________   ___________
   Total current liabilities        7,240,088     6,336,751     3,300,820

 Deferred income taxes                               32,699
 Long term debt and capital
  lease obligation, less
  current portion                   1,642,784     1,204,016     1,183,114
 Notes payable to shareholders
  less current portion                 44,806        57,459        54,420
                                  ___________   ___________   ___________
   Total liabilities                8,927,678     7,630,925     4,538,354
                                  ___________   ___________   ___________

COMMITMENTS

SHAREHOLDERS' EQUITY:
 Preferred stock, $4LV 8 1/2%
  nonvoting                           696,000       696,000       696,000
 Common stock, $.01 par value         120,537       120,537       120,537
 Additional paid-in capital         9,201,796     9,201,796     9,201,796
 Retained earnings                  2,622,324     2,472,265     1,835,441
 Foreign currency translation         (83,993)     (105,842)      (94,677)
                                  ___________   ___________   ___________
   Total shareholders'
    equity                         12,556,664    12,384,756    11,759,097
                                  ___________   ___________   ___________

   Total liabilities and
    shareholders' equity          $21,484,342   $20,015,681   $16,297,451
                                  ===========   ===========   ===========

See Notes to Consolidated Financial Information

AG-BAG INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)


                                                                                             Foreign
                             Preferred Stock       Common Stock       Paid-In     Retained   Currency
                                                __________________
                             Shares    Amount   Shares      Amount    Capital     Earnings   Translation  Total
                             _________ ______   ______      ______    _______     ________   ___________  _____

Balance December 31, 1995    174,000  $696,000  12,053,751  $120,537  $9,201,796  $1,835,441 $ (94,677)  $11,759,097

Foreign currency translation                                                                   (20,413)      (20,413)
Preferred stock dividends                                                           (14,790)                 (14,790)
Net loss                                                                           (112,488)                (112,488)
                             _______  ________  __________  ________  __________  _________   _________   ___________

Balance March 31, 1996       174,000  $696,000  12,053,751  $120,537  $9,201,796  $1,708,163  $(115,090)  $11,611,406

Foreign currency translation                                                                     19,328        19,328
Preferred stock dividends                                                            (14,790)                 (14,790)
Net income                                                                           495,842                  495,842
                             _______  ________  __________  ________  __________  __________  _________   ___________

Balance June 30, 1996        174,000  $696,000  12,053,751  $120,537  $9,201,796  $2,189,215  $ (95,762)  $12,111,786

Foreign currency translation                                                                     11,769        11,769
Preferred stock dividends                                                            (14,790)                 (14,790)
Net income                                                                           447,899                  447,899
                             _______  ________  __________  ________  __________  __________  _________   ___________

Balance September 30, 1996   174,000  $696,000  12,053,751  $120,537  $9,201,796  $2,622,324  $ (83,993)  $12,556,664
                             =======  ========  ==========  ========  ==========  ==========  =========   ===========

See Notes to Consolidated Financial Information

AG-BAG INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months
                                              Ended September 30
                                                  (Unaudited)
                                              __________________
                                              1996          1995
                                              ____          ____


Net sales                                  $ 8,798,431   $ 5,938,178
Cost of sales                                6,644,417     4,292,890
                                           ___________   ___________

Gross profit from operations                 2,150,014     1,645,288
Selling expenses                               652,563       632,857
Administrative expenses                        701,545       597,739
Research and development expenses               12,513        18,371
                                           ___________   ___________

Income from operations                         787,393       396,321

Other income (expense):
 Interest income                                 5,689         2,967
 Interest expense                             (143,581)     (135,025)
 Miscellaneous                                 134,398        93,231
                                           ___________   ___________

Income before provision for income taxes       783,899       357,494

Provision for income taxes                    (336,000)     (121,500)
                                           ___________   ___________

Net income                                 $   447,899   $   235,994
                                           ===========   ===========


Primary earnings per share                 $       .04   $       .02
                                           ===========   ===========

Weighted average number of common
 shares outstanding                         12,056,807    12,077,260
                                           ===========   ===========

See Notes to Consolidated Financial Information

AG-BAG INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Nine Months          Year Ended
                                 Ended September 30       December 31
                                     (Unaudited)           (Audited)
                                 __________________       ___________
                                 1996          1995          1995
                                 ____          ____          ____

Net sales                    $20,143,357   $17,034,556   $19,297,962
Cost of sales                 15,138,267    12,117,717    13,916,032
                             ___________   ___________   ___________

Gross profit from operations   5,005,090     4,916,839    5,381,930

Selling expenses               1,885,968     1,838,548     2,400,387
Administrative expenses        1,920,958     1,731,699     2,280,690
Research and development          44,480        56,089        68,165
                             ___________   ___________   ___________

Income from operations         1,153,684     1,290,503       632,688

Other income (expense):
 Interest income                  22,082        32,060        44,639
 Interest expense               (341,038)     (312,777)     (414,145)
 Gain on sale of assets          304,417
 Miscellaneous                   243,108        87,941       130,411
                             ___________   ___________   ___________

Income before provision for
 income taxes                  1,382,253     1,097,727       393,593

Provision for income taxes      (551,000)     (368,500)     (286,400)
                             ___________   ___________   ___________

Net income                   $   831,253   $   729,227   $   107,193
                             ===========   ===========   ===========

Primary earnings per share   $       .07   $       .06   $       .01
                             ===========   ===========   ===========

Weighted average number of
 common shares outstanding    12,063,883    12,055,858    12,062,019
                             ===========   ===========   ===========

See Notes to Consolidated Financial Information

AG-BAG INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine Months
                                                   Ended September 30
                                                      (Unaudited)
                                                   __________________
                                                   1996          1995
                                                   ____          ____

Cash flows from operating activities:
 Net income                                     $   831,253   $   729,227
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                    871,911       852,104
   Issuance of stock under employee
    stock plan                                                     16,286
   Gain on sale of assets                          (304,417)      (52,912)
   Changes in assets and liabilities:
    Accounts receivable                          (4,908,898)   (2,696,604)
    Inventories                                     268,965    (2,658,990)
    Other current assets                           (186,051)     (431,412)
    Accounts payable                                819,616       500,848
    Accrued expenses and other current
     liabilities                                    103,336       (84,015)
    Income tax payable                              431,412        36,098
    Other assets                                     (6,101)
                                                ___________   ___________
Net cash used in operating activities            (2,078,974)   (3,789,370)
                                                ___________   ___________

Cash flows from investing activities:
 Capital expenditures                            (1,584,952)     (452,602)
 Proceeds from disposition of assets                669,602       110,000
 Intangible assets                                   (6,950)        5,127
                                                ___________   ___________
Net cash used in investing activities              (922,300)     (337,475)
                                                ___________   ___________

Cash flows from financing activities:
 Proceeds from line of credit                     2,420,448     3,505,985
 Principal payments on debt                        (101,210)     (100,267)
 Proceeds from construction loans                   725,336
 Payment of shareholders' notes                      (9,614)     (206,746)
 Proceeds on long term note receivable                            (23,253)
 Exercise of warrant                                              151,250
 Payment of preferred dividends                     (44,370)      (44,370)
                                                ___________   ___________
Net cash provided by financing activities         2,990,590     3,282,599
                                                ___________   ___________

 Effect of foreign currency translation              10,684       (31,141)
                                                ___________   ___________

Net decrease in cash                                      0      (875,387)

Cash and cash equivalents at beginning
 of period                                              656       876,043
                                                ___________   ___________

Cash and cash equivalents at end of period      $       656   $       656
                                                ===========   ===========

See Notes to Consolidated Financial Information

AG-BAG INTERNATIONAL LIMITED
Notes to Consolidated Financial Information
(Unaudited)


Note 1 - Description of Business and Summary of Significant
Accounting Policies
__________________________________________________________________



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

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K, as amended by a Form 10-K/A-1, for the year ended December 31, 1995, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 1996, compared to the results of operations for the three-month period ended September 30, 1995, and to results of operations for the nine-month period ended September 30, 1996 compared to the results of operations for the nine-month period ended September 30, 1995, and to changes in the Company's financial condition from December 31, 1995, to September 30, 1996.

Consolidated net sales for the three-month period ended September 30, 1996 were $8,798,431, up 48.17% from $5,938,178 for the same period in 1995. Consolidated net sales for the nine-month period ended September 30, 1996 were $20,143,357, up 18.25% from
$17,034,556 for the same period in 1995. Sales for the quarter were up as a result of increased capital expenditures by U.S. farmers due to continued improvement in milk and beef prices and the delayed growing season caused by the cool, wet spring which resulted in some sales normally occurring during the second quarter to take place in the third quarter. In addition, the Company's international sales continued to grow along with sales of its Pro-Grain Bagger. Sales for the nine-month period were up as a result of the above reasons, coupled with the sale of 20 new square bale bagger machines which were introduced in early 1996.

Gross profit from sales for the three-month period ended September 30, 1996 was $2,150,014, an increase of 30.68% from $1,645,288 for the same period in 1995. Gross profit from sales for the nine-month period ended September 30, 1996 was $5,005,090, an increase of 1.79% from $4,916,839 for the same period in 1995. The increase for the quarter and nine-month period is the result of increased sales volumes, being offset by increased transportation costs and lower margins on used equipment, coupled with lower bag margins as a result of intense competition in certain areas of the North American market.

Selling expenses for the three-month period ended September 30, 1996 were $652,563, an increase of 3.11% from $632,857 for the same period in 1995. Selling expenses for the nine-month period ended September 30, 1996 were $1,885,968 an increase of 2.58% from $1,838,548 for the same period in 1995. The increased selling expenses for the quarter and nine-month period resulted from increased commissions resulting from increased sales, coupled with increased sales and marketing activities in the Company's domestic and international markets as well as its grain and compost divisions.

Administrative expenses for the three-month period ended September 30, 1996 were $701,545, an increase of 17.37% from $597,739 for the same period in 1995. Administrative expenses for the nine-month period ended September 30, 1996 were $1,920,958, an increase of 10.93% from $1,731,699 for the same period in 1995. The increase for the quarter and nine-month period resulted from higher professional fees coupled with increased retirement plan expense and general operating overhead required to support international expansion and the grain and compost divisions.

Interest expense for the three-month period ended September 30, 1996 was $143,581, an increase of 6.34% from $135,025 for the same period in 1995. Interest expense for the nine-month period ended September 30, 1996 was $341,038, an increase of 9.03% from $312,777 for the same period in 1995. The increase for the quarter and nine months was the result of the Company using a larger portion of its credit facility resulting from an inventory build-up in late 1995, coupled with the fact the Company had to offer extended terms to some customers to remain competitive.

Net income for the three-month period ended September 30, 1996 was $447,899, an increase of 89.79% from $235,994 for the same period in 1995. Net income for the nine-month period ended September 30, 1996 was $831,253, an increase of 13.99% from $729,227 for the same period in 1995. The increase for the quarter was the result of increased sales resulting from continued favorable milk and beef prices, which were offset by tightening margins, higher transportation costs and increased selling and administrative expenses. The increase for the nine-month period was the result of a gain from the sale of property, including one of the Company's production facilities, coupled with increased sales which were offset by lower gross margins, higher transportation costs and increases in selling and administrative expenses.

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

Accounts receivable increased 37.62% as of September 30, 1996 to $7,049,890 from the September 30, 1995 level of $5,122,639. The increase in accounts receivable was the result of a large portion of the Company's sales occurring during the last month of the quarter coupled with the fact the Company had to offer extended terms to remain competitive.

Inventory at September 30, 1996 was $7,760,141 which was 7.29% lower than inventory at September 30, 1995 of $8,370,271. The slight decrease in inventory was the result of increased sales for the quarter offset by management's decision to carry higher inventory levels to meet rapid delivery requirements and to avoid backlog during harvest and its planned plant expansion during 1996.

The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. In addition the Company has a $200,000 equipment acquisition line. As of September 30, 1996, $3,444,793 had been taken under the credit line and no borrowings had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of September 30, 1996, borrowings under the foreign operating line aggregated $454,541 US dollars out of an available $626,000 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1996.

The Company is currently consolidating its operations at its Blair, Nebraska facility into one building. At present, the Company utilizes different buildings for its bag, proprietary inoculant and machine operations. During the second quarter, the Company sold one of its existing buildings and plans to sell the other one, and has started construction on a new facility on land the Company already owns. The new facility will be financed with the sale proceeds of the existing buildings and a loan secured by the new facility. The sale of the existing facilities and construction of the new facility will not have a material effect on the Company's liquidity.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27, Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AG-BAG INTERNATIONAL LIMITED,
                              a Delaware corporation
                                   (Registrant)



                              By:  /s/ Michael R. Wallis
Date: October 31, 1996             _______________________________________
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                   Vice President*

                                   *  Signing on behalf of the
                                      Registrant and as Chief
                                      Financial Officer