Form 10-K
period 1996-12-31
AG BAG INTERNATIONAL LTD
filed 1997-03-28
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    93-1143627
 (STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

      2320 SE AG-BAG LANE
       WARRENTON, OREGON                                  97146
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (503) 861-1644

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                                    THE ACT:

                                      None

               SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
                                    THE ACT:

                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Based on the closing sales price of the Common Stock on March 12, 1997, the aggregate market value of the voting stock of registrant held by non-affiliates was $8,527,894.

     The registrant has one class of Common Stock with 12,053,751 shares outstanding as of March 12, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 2, 1997, is incorporated into Part III of this report.

================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                           PAGE

PART I            .......................................................     1
     Item 1.      Business...............................................     1
     Item 2.      Property...............................................     9
     Item 3.      Legal Proceedings......................................    10
     Item 4.      Submission of Matters to a Vote of Security Holders....    10
     Executive Officers of the Registrant................................    10

PART II           .......................................................    11
     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters ...................................    11
     Item 6.      Selected Financial Data................................    13
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    14
     Item 8.      Financial Statements and Supplemental Data.............    20
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................    20

PART III          .......................................................    20
     Items 10. and 11.  Directors and Executive Officers of Registrant
                  and Executive Compensation.............................    20
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management.............................................    20
     Item 13.     Certain Relationships and Related Transactions.........    21

PART IV           .......................................................    21
     Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K............................................    21

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

     Ag-Bag International Limited (the "Company") was incorporated as a New York corporation in 1989. The primary operating company, Ag-Bag Corporation, a Nebraska corporation, was incorporated in 1978. The Company changed its name in 1990 from AB Holding Group, Inc. to Ag-Bag International Limited. In 1994, in an effort to streamline and save administrative expenses, two of the Company's operating subsidiaries, A.B. Rental, Inc. and Ag-Bag Corporation were merged into the Delaware subsidiary, ABVIN Merging Corp. On January 1, 1995, the Company was merged into its Delaware subsidiary resulting in the reincorporation of the Company in Delaware and a change in its name to Ag-Bag International Limited.

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

     The Company expects the use of bagging as a means of silage storage to continue to play a major role in the 1990's because the quality of stored feed is better than other known competitive methods, allowing farmers to be more efficient and to produce dairy, beef, sheep and pork products at a lower price. The Company believes the concept of bagging is one way in which farmers can be more profitable by reducing, or completely eliminating, the purchase of feed and grain from outside sources. Bagging enables the farmer to produce and store the feed on the farm and provides easier access to the silage thereby allowing the farmer to choose the quality of silage to feed at any given time. The bagged feed has shown high quality, allowing for higher production.

     The Company expanded its operations into Europe in 1989 where it offers a custom bagging service on a fee per metric tonne basis in the United Kingdom. In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company also sells in Thailand, Australia, New Zealand, Spain, France, Italy, Central Europe and Puerto Rico.

     The Company is developing other uses for its bagging technology. In 1993, it established a grain bagging division and a composting division. The Company assembles and sells grain bagging machines which enable farmers to store whole grains as well as other products in the Company's recyclable Tri-Dura<REGISTERED TRADEMARK>> plastic bags and has adapted its bagging machines to permit bagging of compostable organic matter. The Company has developed plastic bag bailers which enable the Company to bail and pick up the recyclable Tri-Dura<REGISTERED TRADEMARK>> plastic bags from its customers.

SEASONAL NATURE OF BUSINESS
---------------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In 1994, the Company began to counteract some of its seasonality by generating sales in Latin America, and in 1996 expanded into Australia, in addition to expanding into the compost market.


FARM EQUIPMENT AND PRODUCTS
---------------------------

     Introduction
     ------------. Silage is made using the Ag-Bag<REGISTERED TRADEMARK> system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value that would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

     The Ag-Bag<REGISTERED TRADEMARK> system is an alternative to bunkers, pits and silos. The Ag-Bag<REGISTERED TRADEMARK> bagging machines push the forage into huge recyclable plastic film Tri-Dura<REGISTERED TRADEMARK> bags with sufficient compaction to minimize the amount of oxygen in the bag which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut and store the forage thus reducing the loss of nutrients.

     Ag-Bag<REGISTERED TRADEMARK> Farm Equipment
     -------------------------------------------. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger<REGISTERED TRADEMARK>." The Ag-Bagger<REGISTERED TRADEMARK> is available in three versions with a number of optional features.

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. The retail price for this machine ranges from approximately $20,000 to $45,000.

     In 1992, the Company introduced a medium-sized machine which can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $65,000 to $110,000.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags ranging in size from 9 to 12 feet in diameter and 150 to 250 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger<REGISTERED TRADEMARK> was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines come with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $178,500 to $230,000.

     A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber<REGISTERED TRADEMARK> with a retail price ranging from $4,000 to $15,000. The Flex-a-Tuber<REGISTERED TRADEMARK> permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags. The round bale Flex-a-Tubers are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags up to 200 feet in length.

     The Company developed the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger, which retails for between $13,000 and $45,000. This machine is similar in design to the smallest Ag-Bagger<REGISTERED TRADEMARK> machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

     The Company also assembles and sells the Mighty Bite<REGISTERED TRADEMARK> front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite<REGISTERED TRADEMARK> closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures them in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,000 to $4,500.

     In 1996, the Company developed and introduced the Square Bale Bagger with a retail price of $25,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura<REGISTERED TRADEMARK> flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura<REGISTERED TRADEMARK> flex storage bags of 8 and 9 feet in diameter and up to 200 feet in length.

     The Company has adapted its Ag-Bag<REGISTERED TRADEMARK> bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is combined with a shredder that shreds the organic material which is then fed into the bagging machine which bags the compostable matter into huge Ag-Bag Tri-Dura<REGISTERED TRADEMARK> storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag compost bagging machines retail for between $50,000 and $250,000.

     Ag-Bag Tri-Dura<REGISTERED TRADEMARK> Storage Bags --------------------------------------------------. The Ag-Bag
Tri-Dura<REGISTERED TRADEMARK> disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 250 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The Company then converts the rolls into bags by cutting the rolls into the various bag lengths and folding the bags for use on the Company's bagging machines. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura<REGISTERED TRADEMARK> bag is used, it may be recycled or disposed of in another manner, but may not be reused.

     The Company contracts for the manufacture of, and sells Tri-Dura<REGISTERED TRADEMARK> three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $950. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

     Ag-Bag<REGISTERED TRADEMARK> Inoculant
     --------------------------------------. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!<REGISTERED TRADEMARK>. The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The Company has experienced an increase in the sales of liquid inoculant since June 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for bunkers, pits and storage of high moisture grain.

     Bags and machines each account for more than 30% of the Company's consolidated revenue and have done so for the last three years.


MARKET SIZE
-----------

     The market for Ag-Bag<REGISTERED TRADEMARK> machinery and Ag-Bag Tri-Dura<REGISTERED TRADEMARK> recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1995, over 173,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook X published in 1996 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 155,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag<REGISTERED TRADEMARK> farm equipment and Tri-Dura<REGISTERED TRADEMARK> storage bags; and that only about 5-7% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany, Central Europe, Australia, Spain, France, Japan, Thailand, New Zealand, Puerto Rico and the United Kingdom, where the Company currently operates, and there is a large potential market in other countries into which the Company may expand.

     The Company also markets the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger, which is used to bag grain for animal and human consumption as well as other products. The amount of grains stored for animal and human consumption in the North American, South American, Australian and European markets in which the Company presently markets its bagging machines and equipment is very large. However, since the Grain Bagger has only recently been introduced, the Company is uncertain whether it will continue to gain acceptance in the marketplace as an alternative to present methods of grain storage. Until further marketing efforts have been made, the Company cannot estimate with any certainty the likely size of the market for the Grain Bagger and no assurance can be given that the grain bagging concept will continue to be accepted in the marketplace. The Company completed 14 sales in 1996 of its Pro-Grain bagger bagging machine, up 55.5% over 1995.

     The Company has also developed a system for "in-vessel" composting which is designed to eliminate odors and control leachate which is inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills. The Company's primary market is cities, counties, and municipal waste companies. The Company currently estimates the size of the compost market within North America to be $1 billion a year. In the composting area, the Company sold 4 bagging systems, up 50% over 1995, placed 4 sublicense agreements and commenced 5 pilot projects in 1996. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.


MARKETING
---------

     The Company markets its Ag-Bag<REGISTERED TRADEMARK> farm equipment, Tri-Dura<REGISTERED TRADEMARK> storage bags, Ag-Bag Plus!<REGISTERED TRADEMARK> and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1996, there were 150 dealers serviced by a combined total of 19 regional and territorial Company-employed managers. Most of the dealers market the entire Ag-Bag<REGISTERED TRADEMARK> line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag<REGISTERED TRADEMARK> inoculants. The Company also sells farm equipment, Tri-Dura<REGISTERED TRADEMARK> storage bags, and inoculant directly to large customers in the states of California, New Mexico, Washington, and in the New England area.

     The Company offers customers the opportunity to finance the purchase of Ag-Bag<REGISTERED TRADEMARK> farm equipment through unaffiliated third parties who offer lease-purchase financing.

     The Company rents Ag-Bag<REGISTERED TRADEMARK> bagging machines to farmers located in the state of California. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1996, the Company had 5 machines available for rent. The Company also sells Tri-Dura<REGISTERED TRADEMARK> storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag<REGISTERED TRADEMARK> bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

     The Company offers a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. It retains ownership of the bagging machines, provides bags to the customer, and fills the bags with the customer's forage on a fee-per-metric tonne basis. In the United Kingdom, K.W. Agriculture Ltd. was the exclusive sales and marketing agent for the Company. Beginning in 1995, the relationship was no longer exclusive and the Company began utilizing its existing sales and marketing force to more fully exploit the UK market.

     The Company has formed a grain bagging division and is beginning to market its grain bagging system. The Company markets its grain bagging equipment through its dealer network and also through grain co-ops and governmental agencies. In 1993, the Company received the U.S. Department of Agriculture's approval for commodities stored in the Company's systems to be used as collateral for Commodity Credit Corp. loans. Commodity Credit Corp. provides low-interest loans to farmers who store grain in approved storage structures. The Company has sold the Ag-Bag<REGISTERED TRADEMARK> Grain Bagger in the United States, Canada, South America, Australia, Germany, Turkey, Thailand, and North Africa.

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


ASSEMBLY AND MANUFACTURING
--------------------------

     Ag-Bag<REGISTERED TRADEMARK> Farm Equipment. The Company buys most of its components for its bagging machines from various other manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, Square Bale Baggers, and Flex-a-Tubers<REGISTERED TRADEMARK> are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled both at the Warrenton facility and at the Company's Blair, Nebraska plant and the Pro-Grain Baggers are assembled at the Company's Blair, Nebraska plant.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     Ag-Bag Tri-Dura<REGISTERED TRADEMARK> Storage Bags --------------------------------------------------. All of the three-ply
Tri-Dura<REGISTERED TRADEMARK> bonded storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura<REGISTERED TRADEMARK> plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in uncut rolls to the Company's plant in Blair, Nebraska, where they are cut to the proper lengths and folded for shipment to the Company's dealers or directly to large customers, such as feedlots.

     Ag-Bag<REGISTERED TRADEMARK> Inoculants
     ---------------------------------------. The liquid inoculant is purchased by the Company on the open market. The Company believes that the liquid inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."


PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     The Company purchases its Tri-Dura<REGISTERED TRADEMARK> bags from one supplier and the Company considers its relationship with the supplier as good. The Company believes there are adequate alternative suppliers available in the event the supplier is unable to provide bags.

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

     The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchases the liquid inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.

COMPETITION
-----------

     The Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems, hence, the Company's corporate slogan, the "Complete One." Ag-Bag<REGISTERED TRADEMARK> is the only Company which manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States which manufacture similar silage bagging machines. There are also a number of competitors which manufacture bale wrapper machines, which compete with the Company's Flex-a-Tuber<REGISTERED TRADEMARK>. The Company believes that it distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas in the U.S., a recycling service for used Ag-Bag Tri-Dura<REGISTERED TRADEMARK> bags.

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


BACKLOG
-------

     In 1997, the orders were comparable to 1996. The dollar amount of backlog orders of the Company that are believed to be firm, as of March 1, 1997, was approximately $4,000,000, compared to $3,806,600 on March 1, 1996. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.

RESEARCH AND DEVELOPMENT
------------------------

     The amounts spent on research and development are not material.


ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 1996. Except for the possible effect of regulations in the United Kingdom, as described below, no material effect is anticipated for the year ending December 31, 1997.

     Effective September 1, 1991, separate pollution control regulations were adopted concerning silage slurry or run off by Scotland, England and Wales. The Scottish regulations specifically permit the Ag-Bag<REGISTERED TRADEMARK> system of bagging. The regulations adopted by England and Wales, although subject to interpretation, may require that farmers using Ag-Bag Tri-Dura<REGISTERED TRADEMARK> bags for storing high-moisture content silage build a concrete structure under the bags to control possible run off. It is estimated that the cost of such structures would be approximately 16,000 pounds sterling (approximately US$27,400). Currently, the Company has been permitted to bag low and medium moisture silage in England and Wales without using concrete structures so long as the bags were placed on sites that were relatively firm and away from streams and other water courses.


PATENTS AND TRADEMARKS
----------------------

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

     The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation. The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus!<REGISTERED TRADEMARK> which was developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

     The names Ag-Bag<REGISTERED TRADEMARK>, Ag-Bag Plus!<REGISTERED TRADEMARK>, Bale-Bag<REGISTERED TRADEMARK>, Flex-a-Tuber<REGISTERED TRADEMARK>, Flex-a-Tube<REGISTERED TRADEMARK>, ABCTI System<REGISTERED TRADEMARK>, Mighty Bite<REGISTERED TRADEMARK>, Tri-Dura<REGISTERED TRADEMARK>, and the symbol "AB"<REGISTERED TRADEMARK> are all registered as trademarks with the United States Patent and trademark Office.

     The Company believes that its color scheme and trademarks are well known in the industry and are an important part of its business, which give it a competitive advantage.

EMPLOYEES
---------

     On December 31, 1996, the Company had 84 full-time employees. The Company employs approximately 150 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.


FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
----------------------------------------------------------------------------
SALES
-----

                                                                             (In thousands)
                                                                         Year Ended December 31
                                                                         ----------------------

                                                                1994              1995              1996
                                                                ----              ----              ----

Sales to unaffiliated customers:
         United States                                       $    14,931        $  13,352        $   16,879
         Canada                                                    1,156            1,418             1,788
         United Kingdom                                            1,886            1,796             1,818
         Other foreign countries                                   2,637            2,615             4,011
                                                             -----------        ---------        ----------
                                                             $    20,610        $  19,181        $   24,496

Sales to affiliated customers:
         Officers and Directors                                       97              117                53
                                                             -----------        ---------        ----------
Total                                                        $    20,707        $  19,298        $   24,549
                                                             ===========        =========        ==========

Sales or transfers between United States
and United Kingdom:                                          $       374        $     329        $      237
                                                             ===========        =========        ==========


Reference is also made to the Selected Financial Data at Item 6.


ITEM 2.  PROPERTY
-----------------

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

     The Company owns facilities in Blair, Nebraska, where the Company folds and packages its Tri-Dura<REGISTERED TRADEMARK>> feed storage bags; prepares and packages its proprietary inoculant; assembles some of its smaller bagging machines and warehouses products. During 1996, the Company began consolidating its Blair, Nebraska operations into a newly constructed facility which will consist of three buildings comprising approximately 70,000 square feet when completed. The Company is currently occupying two of the new buildings and plans to be fully moved in by mid-1997. The Company sold two of its old buildings in 1996 and has the remaining parcel currently for sale.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 12, 1997, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.


                                        DATE OF
      NAME                     AGE      ELECTION           POSITION
      ----                     ---      --------           --------

Larry R. Inman                46        1990      Chairman of the Board and
                                                  Chief Executive Officer
                                                  (since 1990); President of
                                                  the Company since 1993;
                                                  President of Ag-Bag
                                                  Corporation (1984-1989) and
                                                  Chairman (1989-1994) of
                                                  Ag-Bag Corporation (former
                                                  subsidiary)

Michael R. Wallis             32        1992      Chief Financial Officer
                                                  (since 1993) and Vice
                                                  President of Finance (since
                                                  1992), Treasurer (since 1996);
                                                  Manager, Yergen & Meyer
                                                  (regional accounting firm,
                                                  1986-1992)

Lemuel E. Cunningham          75        1990      Vice President (1990-1996);
                                                  owner/operator of Post Oaks
                                                  Ranch and Cunningham Cattle
                                                  and Feed Company (since 1958)

Roy I. Anderson               77        1990      Secretary (1990-1996); sole
                                                  practitioner (legal, 1949 to
                                                  present)

Arthur P. Schuette            57        1990      Vice President, Sales (since
                                                  1991); Treasurer of the
                                                  Company (1990-1991) and
                                                  (1983-1991) Ag-Bag
                                                  Corporation (former
                                                  subsidiary)

Lou Ann Tucker                43        1990      Secretary (since 1996), Vice
                                                  President, Administration
                                                  (since 1989), and Treasurer
                                                  (1991-1996); Executive
                                                  Treasurer (1988-1994) of
                                                  Ag-Bag Corporation (former
                                                  subsidiary); co-owner of LGJ
                                                  Livestock, Astoria, Oregon
                                                  (horse and cattle ranch, since
                                                  1980)

Walter L. Jay                 36        1990      Vice President, Manufacturing
                                                  (since 1989); Manager of Blair
                                                  Nebraska Plant (since 1980);
                                                  KW Trucking (1984-1987)


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." On December 31, 1996, there were approximately 370 holders of record of Common Stock. The Company estimates there are approximately 2,500 beneficial holders of the Common Stock. The closing price for the Common Stock on March 12, 1997, as reported by Nasdaq was $1 1/32 per share.

     The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1996:

Calendar Year                      High Bid            Low Bid
-------------                      --------            -------

1995:
----

First quarter                       1-15/16             1-1/4
Second quarter                      1-13/16             1-1/4
Third quarter                             2             1-1/4
Fourth quarter                       1-7/16             1-1/8

1996:
----

First quarter                       1-15/32             1-1/8
Second quarter                      1-47/64            1-3/16
Third quarter                        1-5/16             11/16
Fourth quarter                        1-1/8             25/32

----------------------

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


DIVIDENDS
---------

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

UNREGISTERED STOCK
------------------

     On November 11, 1996, the Company granted options to purchase 350,000 shares of Common Stock to officers and directors of the Company pursuant to the Incentive Stock Option Plan and the Nonemployee Director Stock Option Plan. The options were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act. No consideration was received by the Company upon grant of the options. Subject to the vesting schedules and limitations on exercise contained in the Incentive Stock Option Plan and the Nonemployee Director Stock Option Plan, the options are exercisable at the fair market value of the Common Stock on the date of grant which was $1 1/16.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth financial data derived from the audited consolidated financial statements of the Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996. This selected consolidated financial data should be read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto included elsewhere in this report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------

                                                1992            1993            1994         1995          1996
                                                ----            ----            ----         ----          ----

Statement of Operations Data:

Net Sales                                    $   17,881     $   18,617     $   20,707      $ 19,298      $  24,549
Cost of Sales                                    14,286         13,089         14,833        13,916         18,941
                                             ----------     ----------     ----------      --------      ---------

Gross Profit from Operations                      3,595          5,528          5,874         5,382          5,608

Selling and Administrative Expenses               5,509          4,285          4,490         4,681          5,155
Research and Development Expenses                    86            123             60            68             59
Reorganization                                    1,696

Income (Loss) from Operations                    (3,696)         1,120          1,324           633            394
Other Income (Expense)                             (784)          (243)          (362)         (240)           226
                                             -----------    ----------     ----------      --------      ---------

Income (Loss) before Provision for
  Income Taxes and Extraordinary Item            (4,480)           877            962           393            620

Provision (Benefit) for Income Taxes             (1,156)           181            429           286            257
                                             -----------    ----------     ----------      --------      ---------

Income (Loss) before Extraordinary
  Items                                          (3,324)           696            533           107            363

Extraordinary Item-Gain on
  Extinguishment of Debt (Less Income
  Taxes of $78,200)                                                152
                                             ----------     ----------     ----------      --------      ---------

Net Income (Loss)                            $   (3,324)    $      848     $      533      $    107      $     363
                                             ===========    ==========     ==========      ========      =========

Primary Earnings per Share:
  Income (Loss) before Extraordinary
    Item                                     $    (0.40)    $     0.06     $     0.04      $   0.01      $    0.03
  Extraordinary Item                                        $     0.01
                                             ----------     ----------     ----------      --------      ---------
                                             $    (0.40)    $     0.07     $     0.04      $   0.01      $    0.03
                                             ===========    ==========     ==========      ========      =========
Fully Diluted Earnings per Share:
  Income (Loss) before Extraordinary
    Item                                     $    (0.40)    $     0.06     $     0.04      $   0.01      $    0.03
  Extraordinary Item                                        $     0.01
                                             ----------     ----------     ----------      --------      ---------
                                             $    (0.40)    $     0.07     $     0.04      $   0.01      $    0.03
                                             ===========    ==========     ==========      ========      =========

Primary Weighted Average Number of
  Common Stock and Common Stock
  Equivalent Shares Outstanding                   8,427         10,581         11,645        12,062         12,096
                                             ==========     ==========     ==========      ========      =========

Fully Diluted Weighted Average
  Number of Common and Common Stock
  Equivalent Shares Outstanding                   8,427         10,581         11,645        12,062         12,096
                                             ==========     ==========     ==========      ========      =========



Balance Sheet Data:
                                                                            December 31,
                                                                            ------------
                                                1992            1993            1994         1995          1996
                                                ----            ----            ----         ----          ----

Working Capital                              $    5,405     $    5,566     $    5,334      $  6,078      $  6,090

Current Assets                                    9,923          8,905          8,445         9,379         8,746

Total Assets                                     17,561         15,633         15,546        16,297        16,903

Current Liabilities(1)                            4,518          3,339          3,111         3,301         2,656

Long-term Debt(1)                                 4,319          2,263          1,056         1,237         2,061

Total Stockholders' Equity(2)                     8,723         10,031         11,379        11,759        12,186

------------------------

<F1>  Includes loans from shareholders and deferred taxes.
<F2>  Includes $696 of preferred stock.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                                                   ---------------------------
                                                                     Year Ended December 31,
                                                                     -----------------------

                                               1992           1993            1994          1995          1996
                                               ----           ----            ----          ----          ----

Net Sales                                       100%           100%            100%          100%          100%

Costs and Expenses:
  Cost of Sales                                  80%            70%             72%           72%           77%
  Selling and Administration                     31%            23%             22%           25%           21%
  Research and Development                       ---             1%             ---           ---           ---
  Reorganization                                 10%            ---             ---           ---           ---

Income (Loss) From Operations                   (21%)            6%              6%            3%            2%
                                              -------         -----            ----          ----          ----

YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------

      Consolidated Operations
      -----------------------. For the year ended December 31, 1996, net sales increased 27.21% to $24,548,765 compared to $19,297,962 for the year ended December 31, 1995. The increase for the year was the result of increased capital expenditures by U.S. farmers due to continued improvement in milk and beef prices, in addition to the Company's international sales continuing to grow along with sales of its Pro-Grain bagger and composting systems. The introduction of the new Square Bale Bagger also added to the increase in sales for 1996 with the sale of 20 of these new units.

      Gross profit from sales for the year ended December 31, 1996 increased 4.20% to $5,607,818 compared to $5,381,930 for the year ended December 31, 1995. The increase for the year was the result of increased sales volumes, being offset by intense competition in certain areas of the North American market, lower margins on used equipment and increased transportation costs.

      Selling expenses for the year ended December 31, 1996 increased 8.58% to $2,606,453 compared to $2,400,387 for the year ended December 31, 1995. The increase in selling expenses was the result of increased commissions resulting from increased sales, coupled with increased sales and marketing activities in the Company's domestic and international markets as well as its grain and compost divisions.

      Administrative expenses for the year ended December 31, 1996 increased 11.76% to $2,548,803 compared to $2,280,690 for the year ended December 31, 1995. The increase in administrative expenses was the result of higher professional fees coupled with increased retirement plan expense and general operating overhead required to support international expansion and the grain and compost divisions.

      Interest expense for the year ended December 31, 1996 increased 1.32% to $419,632 compared to $414,145 for the year ended December 31, 1995. The increase in interest expense was the result of the Company using a larger portion of its U.S. credit facility resulting from an inventory build-up in late 1995, coupled with the fact that the Company had to offer extended terms to some customers to remain competitive.

      Net income for the year ended December 31, 1996 was $363,458 compared to $107,193 for the year ended December 31, 1995. The increase for the year was the result of increased sales resulting from continued favorable milk and beef prices in the U.S., coupled with increased international, grain and compost sales, which were offset by tightening margins, higher transportation costs and increased selling and administrative expenses. In addition, the Company recognized an after-tax gain of $182,892 on the sale of two of its facilities in Blair, Nebraska.

      United States Operations
      ------------------------. Net sales for the year ended December 31, 1996 increased 29.88% to $22,731,034 compared to $17,501,687 for the year ended December 31, 1995. The increase for the year was the result of increased capital expenditures by farmers due to continued improvement in milk and beef prices, in addition to the Company's international sales continuing to grow with further expansion into South America, Australia and Europe, along with sales of its Pro-Grain bagger and composting systems. The introduction of the new Square Bale Bagger also added to the increase in sales for 1996 with the sale of 20 of these new units.

      Gross profit from sales for the year ended December 31, 1996 increased 3.36% to $5,116,652 compared to $4,950,201 for the year ended December 31, 1995. The increase for the year was the result of increased sales volumes, being offset by lower margins on used equipment, lower bag margins as a result of intense competition in certain areas of the United States and increased transportation costs.

      Selling expenses for the year ended December 31, 1996 increased 10.48% to $2,465,276 compared to $2,231,408 for the year ended December 31, 1995. The increase in selling expenses was the result of increased commissions resulting from increased sales, coupled with increases in sales and marketing activities in the Company's domestic and international markets as well as its grain and compost divisions.

      Administrative expenses for the year ended December 31, 1996 increased 14.39% to $2,273,548 compared to $1,987,452 for the year ended December 31, 1995. The increase in administrative expenses was the result of higher professional fees coupled with increased retirement plan expense and general operating overhead necessary to support international expansion and the grain and compost divisions.

      Interest expense for the year ended December 31, 1996 increased 4.77% to $376,341 compared to $359,202 for the year ended December 31, 1995. The increase in interest expense was the result of the Company using a larger portion of its credit facility resulting from an inventory build-up in late 1995, coupled with the fact that the Company had to offer extended terms to some customers to remain competitive.

      Net income after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1996 was $312,922 compared to $192,746 for the year ended December 31, 1995. The increase for the year was the result of increased sales resulting from continued favorable milk and beef prices, coupled with increased international, grain and compost sales, and a gain from the sale of property, including two of the Company's facilities in Blair, Nebraska, which were offset by tightening margins, higher transportation costs and increased selling, administrative and interest expenses.

      Ag-Bag Europe, PLC Operations
      -----------------------------. Net sales for the year ended December 31,
1996 increased 1.19% to $1,817,731 compared to $1,796,275 for the year ended December 31, 1995. The increase in sales was the result of increased custom work coupled with a slight increase in the value of the British pound against the US dollar, as the tonnage yield in the UK remained comparable with 1995.

      Gross profit from sales for the year ended December 31, 1996 increased 13.77% to $491,166 compared to $431,729 for the year ended December 31, 1995. The increase in gross profit for the year was the result of lower maintenance costs associated with the rental bagging machines and custom operations, coupled with lower contracting, personnel and operator costs.

      Selling expenses for the year ended December 31, 1996 decreased 16.45% to $141,177 compared to $168,979 for the year ended December 31, 1995. The decrease in selling expenses for the year was the result of reduced commissions and marketing expense from the Company changing its strategy of using an exclusive marketing agent to using its own sales force.

      Administrative expenses for the year ended December 31, 1996 decreased 6.13% to $275,255 compared to $293,238 for the year ended December 31, 1995. The decrease for the year was the result of lower general office operating overheads coupled with a reduction in administrative staff.

      Interest expense for the year ended December 31, 1996 decreased 21.21% to $43,291 compared to $54,943 for the year ended December 31, 1995. The decrease for the year was the result of increased collection efforts and reduced use of the Company's UK credit facility.

      Net income (loss) after tax and before adjustments for intercompany support and eliminations for the year ended December 31, 1996 was $50,536 compared to ($85,553) for the year ended December 31, 1995. The increase for the year was the result of increased custom work coupled with the slight increase in value of the British pound against the US dollar. Also contributing to the increase for the year was lower operating costs and selling expenses, in addition to reduced office operating overheads and lower interest costs for the year.


YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------

      Consolidated Operations
      -----------------------. For the year ended December 31, 1995, net sales decreased 6.80% to $19,297,962 compared to $20,706,738 for the year ended December 31, 1994. The decrease in sales primarily resulted from adverse global weather conditions in geographical areas where the Company markets its products. U.S. sales were lower due to an early winter freeze in mid-september which limited bagging of corn silage in the midwest. U.K. sales were reduced due to the hot summer which eliminated second cuttings of some crops and greatly reduced the yield on fall corn silage. In addition, late spring cold, wet weather in the southern hemisphere delayed the growing season and also delayed the shipments of equipment into that region. Additionally, milk and beef prices continued their downward trend in 1995 which caused U.S. farmers to be cautious on capital expenditures for new equipment.

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

      United States Operations
      ------------------------. Net sales for the year ended December 31, 1995 decreased 7.00% to $17,501,687 compared to $18,820,395 for the same period in 1994. The decrease for the year was the result of an early winter freeze in mid-september which limited bagging of corn silage in the midwest.
 In addition, late spring, cold wet weather in the southern hemisphere delayed the growing season and delayed shipments into that region. Additionally, milk and beef prices continued their downward trend in 1995 which caused farmers to be cautious on capital expenditures for new equipment.

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

      Ag-Bag Europe, PLC Operations
      -----------------------------. Net sales for the year ended December 31,
1995 decreased 4.77% to $1,796,275 compared to $1,886,343 for the same period in 1994. The decrease in sales was the result of the hot, dry summer which eliminated second cuttings of some crops and greatly reduced the yield on fall corn silage. The value of the british pound against the US dollar has remained relatively stable compared to 1994.

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

      Accounts receivable increased 38.37% at December 31, 1996 to $2,962,600 compared to $2,140,992 at December 31, 1995. The increase in accounts receivable is the result of certain large sales occurring in the fourth quarter of 1996 and increased sales in the Latin American region during the fourth quarter of 1996, coupled with the fact that the company had to offer extended terms to certain customers to remain competitive.

      Inventory decreased 17.34% at December 31, 1996 to $6,636,993 compared to $8,029,106 at December 31, 1995. The decrease in inventory resulted from managements' decision to begin reducing equipment inventory which had been built-up in anticipation of the production downtime associated with the move to the new production facilities in Blair, Nebraska. Inventory was further reduced by certain large sales that took place during the fourth quarter of 1996 compared to 1995.

      The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. This line was increased to $5,000,000 effective March 15 thru October 31, 1996. In addition, the Company has a $200,000 equipment acquisition line. As of December 31, 1996, $203,844 had been taken under the credit line and $145,600 had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its

UK operation with a limit of 400,000 pounds sterling. As of December 31, 1996, borrowings under the foreign operating line were $29,762 US dollars out of an available $685,000 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1997.

      In 1996, the Company began to consolidate the operations at its Blair, Nebraska facility onto one location. Previously, the Company utilized three buildings at different locations for its bag, proprietary inoculant and machine assembly operations. The Company sold two of its existing production and warehouse facilities and has its other production facility currently for sale. The new facilities will consist of three buildings located on one site. Construction of the new facilities began in 1996 and they are scheduled to be completed in mid-1997. In November 1996, the Company began occupying one if its new production, office and warehouse facilities. The new facility has been financed with the sale proceeds of its old buildings and a loan secured by the new facility. The sale of the remaining old facility and the completion of construction of the new facilities will not have a material effect on the Company's liquidity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

      Reference is made to the consolidated financial statements and related notes and supplemental data under Item 14 filed with this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      None.


                                    PART III
                                    --------

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
------------------------------------------------------------------------
EXECUTIVE COMPENSATION
----------------------

      A definitive proxy statement for the 1997 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 2, 1997 will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      Information required is set forth under the caption "Security Ownership of Beneficial Owners" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information required is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

    (a)  The following documents are filed as part of this report:

                                                                           Page

         1.   Index to Consolidated Financial Statements.................    24

              Independent Auditors' Report............................... F -  1

              Consolidated Balance Sheets at December 31, 1996 and 1995.. F -  2

              Consolidated Statements of Operations for the years ended
                December 31, 1996, 1995 and 1994......................... F -  3

              Consolidated Statements of Shareholders' Equity for the
                years ended December 31, 1996, 1995 and 1994............. F -  4

              Consolidated Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994......................... F -  5

              Notes to Consolidated Financial Statements................. F -  6

              Independent Auditors' Report............................... F - 20

         2.   Financial statement schedules required to be filed by
                Item 8 and paragraph (d) of this Item 14:

              Schedule of Valuation and Qualifying Accounts.............. F - 21

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits...........    25

    (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

    (c)  The index of exhibits and required exhibits.....................    25

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AG-BAG INTERNATIONAL LIMITED,
                                    a Delaware corporation

Date:  March 27, 1997               By: /s/ Larry R. Inman
                                        ---------------------------------------
                                        Larry R. Inman, Chief Executive Officer
                                        and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  March 27, 1997               By: /s/ Larry R. Inman
                                        ---------------------------------------
                                        Larry R. Inman, Chairman, Board of
                                        Directors; Chief Executive Officer
                                        and President (Principal Executive
                                        Officer)

Date:  March 27, 1997               By: /s/ Michael R. Wallis
                                        ---------------------------------------
                                        Michael R. Wallis, Chief Financial
                                        Officer and Vice President, Finance
                                        (Principal Financial and Accounting
                                        Officer)

Date:  March 27, 1997               By: /s/ Roy I. Anderson
                                        ---------------------------------------
                                        Roy I. Anderson, Director

Date:  March 27, 1997               By: /s/ Lemuel E. Cunningham
                                        ---------------------------------------
                                        Lemuel E. Cunningham, Director

Date:  March 27, 1997               By: /s/ Michael W. Foster
                                        ---------------------------------------
                                        Michael W. Foster, Director

Date:  March 27, 1997               By: /s/ Michael B. Leahy
                                        ---------------------------------------
                                        Michael B. Leahy, Director

Date:  March 27, 1997               By: /s/ Arthur P. Schuette
                                        ---------------------------------------
                                        Arthur P. Schuette, Director

Date:  March 27, 1997               By: /s/ Rolf E. Soderstrom
                                        ---------------------------------------
                                        Rolf E. Soderstrom, Director

Date:  March 27, 1997               By: /s/ Robert N. Thurston
                                        ---------------------------------------
                                        Robert N. Thurston, Director

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                       Consolidated Financial Statements

                           December 31, 1996 and 1995

                  (With Independent Auditors' Report Thereon)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                              F -  1

Consolidated Balance Sheets                                               F -  2

Consolidated Statements of Operations                                     F -  3

Consolidated Statements of Shareholders' Equity                           F -  4

Consolidated Statements of Cash Flows                                     F -  5

Notes to Consolidated Financial Statements                                F -  6

Independent Auditors' Report                                              F - 20

Schedule of Valuation and Qualifynig Accounts                             F - 21

                          Independent Auditors' Report
                          ----------------------------




The Board of Directors and Shareholders
Ag-Bag International Limited:


We have audited the accompanying consolidated balance sheets of Ag-Bag International Limited and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /s/ KPMG Peat Marwick LLP



Portland, Oregon
March 13, 1997

                           AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                                Assets                                                                1996               1995
                                ------                                                            ------------       ------------

  Current assets:
       Cash                                                                                    $           656                656
       Accounts receivable, less allowance for doubtful
          accounts of $248,824 and $234,913 at 1996
          and 1995, respectively (note 7)                                                            2,962,600          2,140,992
       Inventories (notes 3 and 7)                                                                   5,235,866          6,748,272
       Other current assets                                                                            546,567            488,875
                                                                                                  ------------       ------------

                    Total current assets                                                             8,745,689          9,378,795

  Deferred income tax (note 10)                                                                          2,000             12,301
  Intangible assets, net (note 4)                                                                    1,702,576          1,960,997
  Property, plant and equipment, net (notes 5, 7 and 8)                                              4,848,076          3,520,252
  Long-term inventories (notes 3 and 7)                                                              1,401,127          1,280,834
  Other assets                                                                                         203,654            144,272
                                                                                                  ------------       ------------

                                                                                               $    16,903,122         16,297,451
                                                                                                  ============       ============

                                     Liabilities and Shareholders' Equity
                                     ------------------------------------

  Current liabilities:
       Notes payable to banks (note 7)                                                                 379,206          1,478,886
       Note payable to shareholder and related party (note 9)                                           14,343             12,635
       Current portion of long-term debt and capital lease obligations (note 8)                        547,222            421,462
       Accounts payable                                                                                699,191            474,128
       Accrued expenses and other current liabilities (note 6)                                       1,016,140            766,711
       Income taxes payable                                                                               --              146,998
                                                                                                  ------------       ------------

                    Total current liabilities                                                        2,656,102          3,300,820

  Long-term debt and capital lease obligations, less current
       portion (note 8)                                                                              2,020,890          1,183,114
  Note payable to shareholder and related party, less
       current portion (note 9)                                                                         39,733             54,420
                                                                                                  ------------       ------------

                                                                                                     4,716,725          4,538,354
                                                                                                  ------------       ------------
  Commitments (notes 8 and 11)

  Shareholders' equity (note 11):
       Preferred stock, $4 liquidation value, 8.5% cumulative dividend, non-voting, 5,000,000 shares authorized,
          174,000 shares issued and outstanding                                                        696,000            696,000
       Common stock, $.01 par value, 25,000,000 shares
          authorized, 12,053,751 shares issued and outstanding
          at December 31, 1996 and 1995                                                                120,537            120,537
       Additional paid-in capital                                                                    9,201,796          9,201,796
       Retained earnings                                                                             2,139,739          1,835,441
       Foreign currency translation adjustment                                                          28,325            (94,677)
                                                                                                  ------------       ------------

                    Total shareholders' equity                                                      12,186,397         11,759,097
                                                                                                  ------------       ------------

                                                                                               $    16,903,122         16,297,451
                                                                                                  ============       ============


See accompanying notes to consolidated financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                                              1996                 1995                  1994
                                                                              ----                 ----                  ----

  Net sales (note 2)                                                  $    24,548,765            19,297,962            20,706,738
  Cost of sales                                                            18,940,947            13,916,032            14,832,613
                                                                         ------------          ------------          ------------

                    Gross profit from operations                            5,607,818             5,381,930             5,874,125

  Selling expenses                                                          2,606,453             2,400,387             2,167,865
  Administrative expenses                                                   2,548,803             2,280,690             2,322,085
  Research and development expenses                                            58,808                68,165                60,257
                                                                         ------------          ------------          ------------

                    Income from operations                                    393,754               632,688             1,323,918

  Other income (expense):
       Interest income                                                         38,144                44,639                45,826
       Interest expense                                                      (419,632)             (414,145)             (465,743)
       Loss on joint venture (note 12)                                           --                    --                (140,741)
       Other (note 12)                                                        608,493               130,411               199,084
                                                                         ------------          ------------          ------------

                    Income before income taxes                                620,759               393,593               962,344

  Income tax expense (note 10)                                                257,301               286,400               428,917
                                                                         ------------          ------------          ------------

                    Net income                                        $       363,458               107,193               533,427
                                                                         ============          ============          ============

  Net income per common share                                         $           .03                   .01                   .04
                                                                         ============          ============          ============

  Weighted average common shares outstanding                               12,095,751            12,062,019            11,644,785
                                                                         ============          ============          ============


See accompanying notes to consolidated financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                                                                            Foreign
                                                                                  Additional                currency      Total
                                     Preferred stock            Common stock       paid-in    Retained     translation
shareholders'
                                    -----------------      ----------------------
                                    Shares     Amount      Shares          Amount  capital    earnings     adjustment     equity
                                    ------     ------      ------          ------  -------    --------     ----------     ------

Balance, December 31, 1993         174,000   $ 696,000   10,627,228   $ 106,272    8,098,366   1,313,141    (182,286)   10,031,493

Stock issued in connection with
    exercise of options                  -           -        7,500          75       10,925           -           -        11,000
Stock issued in connection with
    conversion of debentures             -           -    1,010,667      10,106      731,822           -           -       741,928
Stock issued in connection with
    employee stock plan                  -           -        9,978         100       12,400           -           -        12,500
Foreign currency translation             -           -            -           -            -           -     107,585       107,585
Preferred stock dividends                -           -            -           -            -     (59,160)          -       (59,160)
Net income                               -           -            -           -            -     533,427           -       533,427
                                   -------   ---------   ----------   ---------    ---------   ---------     -------    ----------

Balance, December 31, 1994         174,000     696,000   11,655,373     116,553    8,853,513   1,787,408     (74,701)   11,378,773

Stock issued in connection with
    exercise of warrant                  -           -      137,500       1,375      149,875           -           -       151,250
Stock issued in connection with
    conversion of debentures             -           -      250,667       2,507      182,224           -           -       184,731
Stock issued in connection with
    employee stock plan                  -           -       10,211         102       16,184           -           -        16,286
Foreign currency translation             -           -            -           -            -           -     (19,976)      (19,976)
Preferred stock dividends                -           -            -           -            -     (59,160)          -       (59,160)
Net income                               -           -            -           -            -     107,193           -       107,193
                                   -------   ---------   ----------   ---------    ---------   ---------      ------    ----------

Balance, December 31, 1995         174,000     696,000   12,053,751     120,537    9,201,796   1,835,441     (94,677)   11,759,097

Foreign currency translation             -           -            -           -            -           -     123,002       123,002
Preferred stock dividends                -           -            -           -            -     (59,160)          -       (59,160)
Net income                               -           -            -           -            -     363,458           -       363,458
                                   -------   ---------   ----------   ---------    ---------   ---------     -------    ----------

Balance, December 31, 1996         174,000   $ 696,000   12,053,751   $ 120,537    9,201,796   2,139,739      28,325    12,186,397
                                   =======   =========   ==========   =========    =========   =========     =======    ==========


   See accompanying notes to consolidated financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                                1996            1995            1994
                                                                                ----            ----            ----

  Cash flows from operating activities:
       Net income                                                      $       363,458         107,193         533,427
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
             Depreciation and amortization                                     955,344       1,029,874       1,097,314
             Issuance of stock under employee stock plan                          --            16,286          12,500
             (Gain) loss on disposition of fixed assets                       (326,013)        (54,919)          6,140
             Loss on investment in joint venture                                  --              --           140,741
             Deferred income taxes                                              10,301         (45,000)       (126,559)
             Change in assets and liabilities:
                 Accounts receivable                                          (821,608)        285,043        (984,200)
                 Inventories                                                 1,110,995      (2,153,915)       (365,485)
                 Other current assets                                          (37,121)       (172,348)        164,653
                 Other assets                                                  (59,382)        (21,123)       (116,252)
                 Accounts payable                                              225,063        (165,261)        201,644
                 Accrued expenses and other current liabilities                249,429          86,537          75,669
                 Income taxes payable                                         (167,569)       (163,002)        191,707
                                                                           -----------     -----------      ----------

                    Net cash provided by (used in) operating activities      1,502,897      (1,250,635)        831,299
                                                                           -----------     -----------      ----------

  Cash flows from investing activities:
       Capital expenditures                                                 (2,337,974)       (641,846)       (992,521)
       Proceeds from disposition of fixed assets                               929,590         125,656          11,763
       Intangible assets                                                        (9,232)        (14,433)         (8,495)
       Investment in joint venture                                                --              --            45,890
                                                                           -----------     -----------      ----------

                    Net cash used in investing activities                   (1,417,616)       (530,623)       (943,363)
                                                                           -----------     -----------      ----------

  Cash flows from financing activities:
       Proceeds from line of credit                                         25,784,004      21,425,761            --
       Principal payments on line of credit                                (26,883,684)    (20,077,631)           --
       Proceeds on issuance of debt                                          1,570,335         714,616         812,049
       Principal payments on debt                                             (606,799)       (769,794)     (1,579,808)
       Proceeds from issuance of shareholders' notes                              --            75,000            --
       Payment of shareholders' notes                                          (12,979)       (382,945)       (251,652)
       Exercise of employee options                                               --              --            11,000
       Dividends paid                                                          (59,160)        (59,160)        (59,160)
                                                                           -----------     -----------    ------------

                    Net cash provided by (used in) financing activities       (208,283)        925,847      (1,067,571)
                                                                           -----------     -----------    ------------

  Effect of foreign currency translation                                       123,002         (19,976)        107,585
                                                                           -----------     -----------    ------------

                    Net decrease in cash                                          --          (875,387)     (1,072,050)

  Cash and cash equivalents at beginning of year                                   656         876,043       1,948,093
                                                                           -----------     -----------    ------------

  Cash and cash equivalents at end of year                             $           656             656         876,043
                                                                           ===========     ===========    ============

  Supplemental disclosures of cash flow information:
       Cash paid for interest                                          $       419,600         414,100         465,700
       Cash paid for income taxes                                              414,500         494,400         320,000


See accompanying notes to consolidated financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



(1) Description of Business and Summary of Significant Accounting Policies
    ----------------------------------------------------------------------

   (a) Description of Business
       -----------------------

       Ag-Bag International Limited (the Company) is a Delaware corporation. The Company's operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain and other products.

   (b) Principles of Consolidation
       ---------------------------

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ag-Bag Europe, plc. All significant intercompany transactions have been eliminated in consolidation.

   (c) Statements of Cash Flows
       ------------------------

       For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       The Company transferred $281,118, $163,910 and $312,208 in 1996, 1995 and
       1994, respectively, from rental equipment to inventory held for sale.

       The Company received cancellation of a note payable in the amount of $151,250 during 1995 as consideration for the exercise of a warrant for 137,500 shares at $1.10 per share.

   (d) Accounts Receivable
       -------------------

       Accounts receivable are from distributors and customers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also to reduce the risk of credit loss, the Company requires letters of credit from foreign customers with which no credit history has been established.

   (e) Inventories
       -----------

       Inventories are stated at the lower-of-cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



   (f) Property, Plant and Equipment
       -----------------------------

       Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from three to twenty-five years.

       Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to income as incurred.

   (g) Intangible Assets
       -----------------

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

   (h) Stock Option Plan
       -----------------

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



   (i) Income Taxes
       ------------

       The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   (j) Advertising Expenses
       --------------------

       Advertising expenses are charged to expense as incurred, except for advertising supplies, and were $390,831, $238,998, and $200,212 for 1996, 1995 and 1994, respectively. Advertising supplies are capitalized and amortized over one year.

   (k) Net Income Per Common Share
       ---------------------------

       Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the year.

   (l) Foreign Currency Translation
       ----------------------------

       The financial statements of the Company's European subsidiary have been translated into U.S. dollars from their functional currency, British pounds sterling, in the accompanying statements. Balance sheet amounts have been translated at the exchange rate on the balance sheet date and statement of operations amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is carried as a component of stockholders' equity. Realized and unrealized gains and losses on foreign currency transactions are included in other expense (income), net.

   (m) Management Estimates
       --------------------

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


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2) Foreign Operations
    ------------------

     Summarized data for the Company's foreign operation (Ag-Bag Europe, plc) in Europe are as follows:


                                                                              Year ended December 31
                                                                      --------------------------------------
                                                                      1996             1995             1994
                                                                      ----             ----             ----

         Net sales - unaffiliated customers                   $     1,817,731        1,796,275       1,886,343
         Income (loss) from operations                                 50,536          (85,553)         82,802
         Identifiable assets                                        1,592,429        1,689,594       1,789,366

     Export sales from the Company's United States operations are as follows:

                                                                              Year ended December 31
                                                                     -------------------------------------
                                                                     1996              1995           1994
                                                                     ----              ----           ----

         Latin America/Mexico                                 $     1,392,000          613,000         956,000
         Canada                                                     1,788,000        1,418,000       1,156,000
         Germany                                                    1,951,000        1,680,000         783,000
         Other                                                        668,000          322,000         898,000
                                                                 ------------     ------------    ------------

                                                              $     5,799,000        4,033,000       3,793,000
                                                                 ============     ============    ============

(3) Inventories
    -----------

     Inventories consist of the following:

                                                                                          December 31
                                                                                     ---------------------
                                                                                     1996             1995
                                                                                     ----             ----

         Parts and subassembly - current                                       $     1,169,384       1,451,669
         Work in process                                                               725,858         652,930
         Bags and machines                                                           3,340,624       4,643,673
                                                                                  ------------    ------------

                                                                                     5,235,866       6,748,272

         Parts and subassembly (long-term)                                           1,401,127       1,280,834
                                                                                  ------------    ------------

                                                                               $     6,636,993       8,029,106
                                                                                  ============    ============

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     At December 31, 1996, some portion of the $6,636,993 of inventory of the Company was in excess of current requirements based on the recent level of production and sales. Management is developing a plan to reduce this inventory to desired levels through either disposal or utilization of parts in new machinery models. Management believes no loss will be incurred on the utilization or disposition of these inventories.

     Management has also classified certain parts which may not be sold or used in production within the course of one year as long-term inventories. Management believes the cost of these long-term inventories is fully recoverable.

(4) Intangible Assets, Net
    ----------------------

     Intangible assets, net consist of the following:

                                                            December 31
                                                      ---------------------
                                                      1996             1995
                                                      ----             ----

         Licenses                              $    1,886,314       1,886,314
         Goodwill                                     668,612         668,612
         Patent costs                                 667,971         658,739
         Covenant not to compete                      393,263         393,263
                                                  -----------     -----------

                                                    3,616,160       3,606,928

         Less accumulated amortization              1,913,584       1,645,931
                                                  -----------     -----------

                                               $    1,702,576       1,960,997
                                                  ===========     ===========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Property, Plant and Equipment, Net
    ----------------------------------

     Property, plant and equipment, net consist of the following:

                                                                                            December 31
                                                                                        --------------------
                                                                                        1996            1995
                                                                                        ----            ----

         Land $                                                                $       263,326         281,326
         Buildings                                                                   1,569,658       1,238,391
         Vehicles                                                                      444,060         439,328
         Office furniture, fixtures and equipment                                    1,735,423       1,540,627
         Plant equipment                                                             1,755,104       1,580,528
         Rental equipment                                                            2,384,357       2,288,050
         Leasehold improvements                                                         54,515          54,515
                                                                                   -----------     -----------

                                                                                     8,206,443       7,422,765

        Construction in progress                                                      957,417              -

         Less accumulated depreciation and
              amortization                                                           4,315,784       3,902,513
                                                                                   -----------     -----------

                                                                               $     4,848,076       3,520,252
                                                                                   ===========     ===========

     Certain property, plant and equipment serve as collateral for short and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 1996 and 1995, the net book value of the equipment under these leases was approximately $496,738 and $536,222, respectively.

(6) Accrued Expenses and Other Current Liabilities
    ----------------------------------------------

     Accrued expenses and other current liabilities consist of the following:

                                                              December 31
                                                          -------------------
                                                          1996           1995
                                                          ----           ----

         Salaries and other compensation           $      371,194       223,733
         Other                                            644,946       542,978
                                                      -----------    ----------

                                                   $    1,016,140       766,711
                                                      ===========    ==========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7) Notes Payable to Banks
    ----------------------

     The Company has a note payable to a bank in the amount of $29,762 and $178,388 at December 31, 1996 and 1995, respectively, under a line of credit agreement (LOC Agreement). The LOC Agreement is for a maximum of 400,000 English pounds ($685,000 and $621,200 at December 31, 1996 and
     1995, respectively), bears interest at 7.75% (8.25% at December 31, 1995) which is subject to renewal by the bank in June 1997. The LOC Agreement is secured by all assets of Ag-Bag Europe plc. and is subject to certain covenants.

     In addition, the Company has a domestic line of credit with a bank for up to $4,000,000 at December 31, 1996 and 1995. The domestic line of credit is secured by accounts receivable and inventories, bears interest at the bank's prime rate plus 1/2% (8.75% at December 31, 1996 and 9.0% at December 31, 1995). The Company also has an equipment line of credit with the bank for $200,000 at December 31, 1996 and 1995 which bears interest at the bank's prime rate plus 1.0% (9.0% at December 31, 1996 and 9.5% at December 31, 1995) and is secured by equipment purchased subject to the line. Both lines are subject to certain covenants and are subject to annual renewal by the bank each June 30. As of December 31, 1996 and 1995, $203,844 and $1,300,498 were outstanding under the operating line of credit and $145,600 and $-0- was outstanding under the equipment line, respectively.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8) Long-term Debt and Capital Lease Obligations
    --------------------------------------------

     Long-term debt is comprised of the following:

                                                                                                December 31
                                                                                             ------------------
                                                                                             1996          1995
                                                                                             ----          ----

         Note payable in monthly installments of $2,638, plus interest at prime plus 1.75% (10.25% at December 31,
               1996), through 2000, secured by building                              $      109,523       141,173
         Note payable in monthly installments of $2,436, including
              interest at 8.32%, through 2005, secured by certain equipment, office furniture and fixtures and personal guarantees of certain shareholders, subordinate to
              building loan and certain equipment loans                                     177,779       191,482
         Note payable in monthly installments of $3,567, including
              interest at 8% through 1999, secured by real property                         241,869       263,981
         Note payable in monthly installments of $4,183, including
              interest at 9% through 1999, secured by certain
              equipment                                                                     114,248       152,020
         Note payable in monthly installments of $2,360, plus
              interest at prime plus 1.25% (9.75% at December 31,
              1996)                                                                          98,989       127,421
         Note payable in monthly installments of $1,474 plus
              interest at 9.5%                                                               64,339            -
         Note payable, monthly payments of interest only at 9%,
              convertible to term debt April 1997 with repayment
              terms through June 2026, secured by real
              property                                                                    1,218,026            -
                                                                                        -----------    ----------

                                                                                          2,024,773       876,077

         Less current portion                                                               297,753       133,597
                                                                                        -----------    ----------

                                                                                     $    1,727,020       742,480
                                                                                        ===========    ==========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                   Long-term                 Capital lease obligations
                                                                     -----------------------------------------
                                                debt excluding       Minimum          Amount
                                                 capital lease        lease        representing
                                                  obligations        payments        interest        Principal
                                                  -----------        --------        --------        ---------

         Year ending December 31:
              1997                             $       297,753         281,502          32,033        249,469
              1998                                     160,756         173,735          22,902        150,833
              1999                                     311,425          97,557          18,737         78,820
              2000                                      63,739          72,307           9,435         62,872
              2001                                      29,466           2,347           1,002          1,345
              Thereafter                             1,161,634              -               -              -
                                                  ------------       ---------       ---------     ----------

                                               $     2,024,773         627,448          84,109        543,339
                                                  ============       =========       =========     ==========

(9) Note Payable to Shareholder and Related Party
    ---------------------------------------------

     The Company has a note payable to a shareholder of the Company. The note bears interest at 10% and requires monthly principal and interest payments of $1,600 through April 30, 2000. Interest expense related to shareholders and related parties amounted to $6,222, $29,188 and $58,000 in 1996, 1995 and 1994, respectively.

(10) Income Taxes
     ------------

     The domestic and foreign components of income before income taxes are as follows:

                                                                            Year ended December 31
                                                                      -----------------------------------
                                                                      1996            1995           1994
                                                                      ----            ----           ----

         Domestic                                               $     570,223         479,146        879,542
         Foreign                                                       50,536         (85,553)        82,802
                                                                   ----------      ----------    -----------

                                                                $     620,759         393,593        962,344
                                                                   ==========      ==========    ===========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     The income tax expense (benefit) consists of the following:

                                                      Year ended December 31
                                               --------------------------------
                                               1996          1995          1994
                                               ----          ----          ----

         Current:
              Federal                   $     211,996       290,781       546,193
              State                            35,004        40,619         9,283
                                           ----------    ----------    ----------

                                              247,000       331,400       555,476
                                           ----------    ----------    ----------

         Deferred:
              Federal                           4,351       (49,047)     (110,120)
              State                             5,950         4,047       (16,439)
                                           ----------    ----------    ----------

                                               10,301       (45,000)     (126,559)
                                           ----------    ----------    ----------
              Total income tax expense  $     257,301       286,400       428,917
                                           ==========    ==========    ==========

     Deferred tax assets and liabilities consist of the following:

                                                                   December 31
                                                               -------------------
                                                               1996           1995
                                                               ----           ----

         Net operating loss carryforwards:
              Foreign                                  $       176,550       216,933
              State                                                 -          5,545
         Expenses not currently deductible                     105,505       100,702
                                                            ----------    ----------

                      Gross deferred tax asset                 282,055       323,180

         Valuation allowance                                  (176,550)     (216,933)
                                                            ----------    ----------

                      Net deferred tax asset                   105,505       106,247

         Gross deferred tax liability-depreciation             103,505        93,946
                                                            ----------    ----------

                      Net deferred tax asset           $         2,000        12,301
                                                            ==========    ==========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                     1996        1995       1994
                                                     ----        ----       ----

         Statutory federal income tax rate            34%        34%        34%
         Foreign losses providing no current
              income tax benefit                       -          7          -
         Realized benefit from foreign net
              operating losses                        (3)         -         (3)
         Nondeductible items                           4         11          5
         Tax settlement                                -         16          -
         Other                                         6          5          9
                                                     ---        ---        ---

         Effective tax rates                          41%        73%        45%
                                                      ==         ==         ==

     At December 31, 1996, the Company has available foreign operating loss carryforwards for income tax purposes of approximately $535,000 which have no expiration date. Such carryforwards are available to offset foreign taxable income.

(11) Shareholders' Equity
     --------------------

     Stock Warrants
     --------------

     In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 1996, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                           Number         Price per       Expiration
            Party         of shares         share            date
            -----         ---------         -----            ----

         Underwriters     240,000           $4.06          May 1997
         Note holder      137,500           $1.10         February 2001
                          -------

                          377,500
                          =======

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Stock Awards
     ------------

     The Company has an 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. Awards under the Plan amounted to -0-, 10,211 and 9,978 shares for 1996, 1995 and 1994, respectively, with related compensation expense of $-0-, $16,286 and $12,500, respectively.

     Common Stock Options
     --------------------

     The Company has an Incentive Stock Option Plan (the Incentive Plan) and has reserved 185,000 shares of common stock for issuance under the Incentive Plan. Options under the Incentive Plan are to be issued to officers and employees of the Company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options are determined for each grant by the Board of Directors.

     During 1996, under the aforementioned Plan, the Company granted 50,000 options with an exercise price of $1.06. The options were 100% vested at grant date. None of the options were exercised during the current year.

     Also during 1996, the Company adopted a Nonemployee Director Stock Option Plan (the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who are not employees of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. In total 300,000 options were granted in 1996 with an exercise price of $1.06.

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes pricing model as prescribed under SFAS 123. No options were granted in 1994 and as a result no valuation is necessary. The following assumptions were made for grants made in 1996 and 1995: risk-free interest rate of 6.1%, expected life of 3 years, dividend rate of zero percent, and expected volatility over expected life of 70%.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     If the Company had accounted for the value of the options granted during 1996 and 1995 in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           1996          1995           1994
                                                           ----          ----           ----

         Net income                As reported      $     363,458       107,193       533,427
                                   Pro forma              335,458       102,193       533,427

         Net income per share      As reported               0.03          0.01          0.04
                                   Pro forma                 0.03          0.01          0.04

     Pro forma net income reflects only options granted in 1996 and 1995 Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1994 is not considered.

     The resulting pro forma compensation costs may not be representative of that expected in future years.

     Subordinated Convertible Debentures
     -----------------------------------

     All Subordinated Convertible Debentures (the Debentures) were converted to common stock as of December 31, 1995. The Debentures bore interest at 10% and were convertible into shares of the Company's common stock at a conversion rate of $.75 per share. The Debentures were subordinated to other senior indebtedness of the Company. Conversion of debentures into common stock were $188,000 and $758,000 in 1995 and 1994, respectively. Cost related to the conversions amounted to $3,269 and $16,072, respectively.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Transactions and other information relating to stock options for the three years ended December 31, 1996 are summarized as follows:

                                                                               Weighted
                                                                                average
                                                                Number         exercise
                                                               of shares         price
                                                               ---------         -----

         Options outstanding at December 31, 1993                149,500      $    2.60

         Options granted                                              -              -
         Options expired                                         (32,000)          1.31
         Options exercised                                        (7,500)          1.48
                                                              ----------          -----

         Options outstanding at December 31, 1994                110,000           3.02

         Options granted                                          10,000           1.68
         Options expired                                              -              -
         Options exercised                                            -              -
                                                              ----------          -----

         Options outstanding at December 31, 1995                120,000           3.02

         Options granted                                         350,000           1.06
         Options expired                                         (10,000)          3.00
         Options exercised                                            -              -
                                                              ----------          -----

         Options outstanding at December 31, 1996                460,000      $    1.53
                                                              ==========          =====

     At December 31, 1996, the Company had outstanding options of 460,000 with a weighted average life expectancy of 7 years and an exercise price range of $1.06 - 3.50. Of the 460,000 options outstanding, 160,000 were exercisable at December 31, 1996 at a weighted average exercise price of $2.62.

     The weighted-average fair value of options granted during 1996 and 1995 was $1.06 and $1.68, respectively.

(12) Other Income
     ------------

     Other income includes gross profit from rentals of machinery and equipment of $77,002, $30,120 and $86,531 for 1996, 1995 and 1994, respectively. In
     1996, other income also includes a gain on the sale of a warehouse and related land of approximately $309,000.

     The Company had a 42% investment in Silage Packing Technology B.V. (the Joint Venture) until 1994 wherein the Joint Venture was dissolved. In 1994 the Company recorded a loss of $140,741 related to the dissolution of the Joint Venture.

                          Independent Auditors' Report
                          ----------------------------




The Board of Directors and Shareholders
Ag-Bag International Limited:


Under date of March 13, 1996, we reported on the consolidated balance sheets of Ag-Bag International Limited and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index as related to amounts as of and for the years ended December 31, 1996, 1995 and 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG Peat Marwick LLP

                                        KPMG PEAT MARWICK LLP



Portland, Oregon
March 13, 1997

                                                                    Schedule II
                                                                    -----------



                          AG-BAG INTERNATIONAL LIMITED
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994




                                                                             Column A   Column B   Column C   Column D    Column E
                                                                             --------   --------   --------   --------    --------
                                                                             Balance at Charged to Charged    Write-offs,  Balance
                                                                             beginning  costs and  to other     net of      at end
               Description                                                   of period  expenses   accounts   recoveries  of period
               -----------                                                   ---------  --------   --------   ----------  ---------

  Year ended December 31:
       1996:
          Allowance for doubtful accounts                                 $   234,913    105,423       --      (91,512)    248,824
          Warranty reserve                                                     50,000    222,972       --     (197,339)     75,633

       1995:
          Allowance for doubtful accounts                                     157,263    183,813       --     (106,163)    234,913
          Warranty reserve                                                     25,061     57,127       --      (32,188)     50,000

       1994:
          Allowance for doubtful accounts                                     107,485     66,689       --      (16,911)    157,263
          Warranty reserve                                                     23,693    102,975       --     (101,607)     25,061

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
-------      ----------------------

3.1          Restated Certificate of Incorporation(2)

3.2          Bylaws of the Company(2)

4.1          Form of Common Stock Certificate(1)

4.2          Form of Underwriter's Warrants dated May 9, 1992(1)

4.3          Warrant dated February 13, 1995, to Norwood Venture Corp.(2)

4.4          Stock Option dated September 6, 1995, to Doug Hoag(3)*

10.1         Employment Contract of Larry R. Inman(1)*

10.3         1991 Employee Stock Plan, as amended effective November 1, 1996*

10.4         Incentive Stock Option Plan, as amended effective November 1, 1996*

10.5         Nonemployee Director Stock Option Plan*

11           Statement re computation of earnings per share

12           Statement re computation of ratios

21           Subsidiaries of the Registrant(3)

23 Reference is made to the financial reports of KPMG Peat Marwick LLP containing opinions with respect to the financial statements and the financial statement schedule.

27           Financial Data Schedule (Filed with EDGAR version only)

 *       Management contract or compensatory plan
(1)      Filed as exhibit to the Form S-1 Registration No.33-46115.
(2)      Filed as exhibit to the Form 10-K for the fiscal year ended December
         31, 1994.
(3) Filed as exhibit to the Form 10-K, filed on April 1, 1996, for the fiscal year ended December 31, 1995.