Form 10-Q
period 1997-03-31
AG BAG INTERNATIONAL LTD
filed 1997-05-14
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1997

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

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of May 10, 1997.

Part 1 - Financial Information

Item 1.  Financial Statements

                          AG-BAG INTERNATIONAL LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     March 31          December 31
                                 1997        1996         1996
                              ----------   ---------    ----------

Current assets:
 Cash and cash equivalents    $      656   $      656   $      656
 Accounts receivable           3,939,245    4,129,312    2,962,600
 Inventories                   6,646,429    7,487,889    5,235,866
 Other current assets            826,735      950,431      546,567
                              ----------   ----------    ---------

    Total current assets      11,413,065   12,568,288    8,745,689

 Deferred income tax               2,000       12,301        2,000
 Intangible assets, less
  accumulated amortization     1,656,047    1,897,458    1,702,576
 Property, plant and equipment
 less accumulated depreciation 4,820,801    3,368,724    4,848,076
 Long-term inventories         1,419,334    1,280,834    1,401,127
 Other assets                    210,927      146,186      203,654
                             -----------  -----------  -----------
Total assets                 $19,522,174  $19,273,791  $16,903,122
                             ===========  ===========  ===========


                           (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                         March 31               December 31
                                                  1997             1996             1996
                                                  ----             ----             ----

Current liabilities:
 Notes payable to bank                       $  2,786,678     $  3,537,469     $    379,206
 Current portion of long term
  debt and capital lease
  obligations                                     534,179          468,265          547,222
 Current portion of notes
  payable to shareholders'                         14,344           12,635           14,343
 Accounts payable                               1,380,882        1,756,727          699,191
 Accrued expenses and other
  current liabilities                             780,927          679,591        1,016,140
 Income tax payable                                                 71,998
                                             ------------     ------------     ------------
 Total current liabilities                      5,497,010        6,526,685        2,656,102

 Long term debt and capital
  lease obligation, less
  current portion                               2,231,300        1,084,398        2,020,890
 Notes payable to shareholders'
  less current portion                             36,282           51,302           39,733
                                             ------------     ------------     ------------
   Total liabilities                            7,764,592        7,662,385        4,716,725
                                             ------------     ------------     ------------
Commitments
Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                       696,000          696,000          696,000
 Common stock,
  $.01 par value                                  120,537          120,537          120,537
 Additional paid-in capital                     9,201,796        9,201,796        9,201,796
 Retained earnings                              1,746,472        1,708,163        2,139,739
 Foreign currency translation                      (7,223)        (115,090)          28,325
                                             ------------     ------------     ------------
   Total shareholders' equity                  11,757,582       11,611,406       12,186,397
                                             ------------     ------------     ------------
Total liabilities and
 shareholders' equity                        $ 19,522,174     $ 19,273,791     $ 16,903,122
                                             ============     ============     ============

            See Notes to Condensed Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                  Preferred Stock                                                     Foreign
                                  ----------------        Common Stock        Paid-In      Retained   Currency
                                  Shares    Amount      Shares     Amount     Capital      Earnings   Translation    Total
                                  ------    ------      ------     ------     -------      --------   -----------    -----

Balance December 31, 1996         174,000   $696,000   12,053,751  $120,537   $9,201,796   $2,139,739    $28,325     $12,186,397

Foreign currency translation                                                                             (35,548)        (35,548)
Preferred stock dividends                                                                     (14,790)                   (14,790)
Net loss                                                                                     (378,477)                  (378,477)
                                  -------    -------   ----------    -------   ---------    ---------   --------      ----------
Balance March 31, 1997            174,000    696,000   12,053,751    120,537   9,201,796    1,746,472     (7,223)     11,757,582
                                  =======    =======   ==========    =======   =========    =========   ========      ==========

            See Notes to Condensed Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months
                                               Ended March 31
                                              -----------------
                                              1997         1996
                                              ----         ----

Net sales                                 $ 2,842,594  $ 3,974,245
Cost of sales                               2,277,585    3,025,949
                                            ---------    ---------
Gross profit from operations                  565,009      948,296

Selling expenses                              591,272      543,182
Administrative expenses                       550,151      552,758
Research and development expenses              28,063       16,683
                                            ---------    ---------

Loss from operations                         (604,477)    (164,327)

Other income (expense):
  Interest income                               7,067       12,818
  Interest expense                           ( 50,820)    ( 68,020)
  Miscellaneous                                61,433       32,041
                                            ---------    ---------
Loss before provision for
 income taxes                                (586,797)    (187,488)

Provision for income taxes                    208,320       75,000
                                            ---------    ---------

Net loss                                  $  (378,477) $  (112,488)
                                            =========    =========


Primary loss per share                    $      (.03) $      (.01)
                                            =========    =========

Weighted average number of common
 shares outstanding                        12,053,751   12,086,034
                                           ==========   ==========

            See Notes to Condensed Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three months
                                                   ended March 31
                                                 ------------------
                                                 1997          1996
                                                 ----          ----

Cash flows from operating activities:
 Net loss                                   $  (378,477) $  (112,488)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                288,114      270,701
   Loss on disposition of fixed assets            1,443          801
   Changes in assets and liabilities:
    Accounts receivable                        (976,645)  (1,988,320)
    Inventories                              (1,428,770)    (739,617)
    Other current assets                       (280,168)    (461,556)
    Accounts payable                            681,691    1,282,599
    Accrued expenses and other current
     liabilities                               (235,213)     (87,120)
    Income tax payable                                       (75,000)
    Other assets                                 (7,273)       1,914
                                             ----------   ----------
Net cash used in operating activities        (2,335,298)  (1,908,086)
                                             ----------   ----------
Cash flows from investing activities:
 Capital expenditures                          (215,753)     (56,052)
 Proceeds from disposition of fixed assets                     2,500
 Intangible assets                                            (6,711)
                                             ----------   ----------
Net cash used in investing activities          (215,753)     (60,263)
                                             ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit             2,553,072    2,058,583
 Principal payments on debt                     (49,078)     (51,913)
 Proceeds from issuance of debt                 100,845
 Payment of shareholders' notes                  (3,450)      (3,118)
 Payment of preferred dividends                 (14,790)     (14,790)
                                             ----------   ----------
Net cash provided by financing activities     2,586,599    1,988,762
                                             ----------   ----------
Effect of foreign currency translation          (35,548)     (20,413)
                                             ----------   ----------
Net decrease in cash                              - 0 -       - 0 -
Cash and cash equivalents at beginning
 of period                                          656          656
                                             ----------   ----------
Cash and cash equivalents at end of period   $      656  $       656
                                              =========   ==========

            See Notes to Condensed Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Consolidated Financial Information
                                   (Unaudited)


Note 1 - Description of Business and Summary of Significant Accounting Policies
         ----------------------------------------------------------------------

The Company's condensed consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month period should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 1997, compared to the results of operations for the three-month period ended March 31, 1996, and to changes in the Company's financial condition from December 31, 1996 to March 31, 1997.

Consolidated net sales for the three-month period ended March 31, 1997 were $2,842,594, down 28.47% from $3,974,245 for the same period in 1996. The decrease for the quarter was due to a one month production startup delay at the Company's newly constructed Nebraska bag folding facility as a result of construction delays. The Company's bag folding facility became fully operational in late March and as a result, shipments normally made in the first quarter have been scheduled for shipment during the second quarter, as increased April 1997 sales indicated. The Company's backlog for 1997 continues to remain strong and ahead of 1996 levels. In addition, the Company was unable to ship some bag orders due to late winter weather in certain areas of the US.

Gross profit from sales for the three-month period ended March 31, 1997 was $565,009, a decrease of 40.42% from $948,296 for the same period in 1996. The decrease for the quarter was the result of lower sales volumes to cover fixed overheads due to a delayed startup in the Company's bag folding operations from construction delays.

Selling expenses for the three-month period ended March 31, 1997 were $591,272, an increase of 8.85% from $543,182 for the same period in 1996. The increase for the quarter was the result of increases in advertising and sales personnel to handle the international, composting and grain divisions, which were offset by reductions in commissions due to lower quarterly sales.

Administrative expenses for the three-month period ended March 31, 1997 were $550,151 a decrease of .47% from $543,182 for the same period in 1996.

Interest expense for the three-month period ended March 31, 1997 was $50,820, a decrease of 25.29% from $68,020 for the same period in 1996. The decrease for the quarter was the result of the Company utilizing a smaller portion of its credit facility as a result of inventory reductions made in late 1996.

Net loss for the three-month period ended March 31, 1997 was $378,477 compared to $112,488 for the same period in 1996. The net loss for the quarter was the result of lower sales resulting from construction delays at the Company's newly constructed bag folding facility which delayed the startup of bag folding production by one month coupled with increased selling expenses to support the international, grain and composting divisions, which were offset by lower interest costs.

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

Accounts receivable decreased 4.60% as of March 31, 1997 to $3,939,245 compared to the March 31, 1996 level of $4,129,312. The decrease in accounts receivable was the result of decreased sales which occurred during the first quarter of 1997 compared to 1996.

Inventory at March 31, 1997 was $8,065,763, which was 8.02% lower than inventory at March 31, 1996 of $8,768,723. The decrease in inventory resulted from managements' decision to begin reducing its equipment inventory in late 1996, coupled with the fact that production in bag folding began one month late which reduced the level of bags normally in inventory as first quarter bag sales were generated from stock on hand.

The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. In addition, the Company has a $200,000 equipment acquisition line. As of March 31, 1997, $2,778,725 had been taken under the credit line and $145,600 had been taken under the equipment acquisition line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of March 31, 1997 borrowings under the foreign operating line aggregated $7,953 US dollars out of an available $655,800 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1997.

In 1996, the Company began to consolidate the operations at its Blair, Nebraska facility onto one location. Previously, the Company utilized three buildings at different locations for its bag, proprietary inoculant, and machine assembly operations. The Company currently has its remaining production facility currently for sale. Construction of the new facilities began in 1996 and the final machine assembly facility is scheduled to be completed in mid-1997. The sale of the remaining old facility and the completion of construction on the final machine assembly facility will not have a material effect on the Company's liquidity.

Financial Accounting Standards Not Yet Adopted
----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, earnings per share ("FAS 128"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of FAS 128 is not permitted. The effect of implementing FAS 128 on the Company's earnings per share computations has not been determined.

Part II - Other Information

Item 2.   Changes in Securities

          (c) On February 21, 1997, the Company authorized the issuance of 8,240 shares of the Company's common stock to 48 employees of the Company under the 1991 Employee Stock Plan. The common stock was issued in reliance on the SEC "no registration/no restriction" position for bonus stock.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27, Financial Data Schedule (Edgar Version Only)

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AG-BAG INTERNATIONAL LIMITED,
                              a Delaware corporation
                                   (Registrant)



Date:  May 14, 1997           By:   /s/ Michael R. Wallis
                                    ---------------------------------
                                    Michael R. Wallis
                                    Chief Financial Officer and
                                    Vice President*

                                   *Signing on behalf of the
                                    Registrant and as
                                    Chief Financial Officer