Form 10-Q
period 1997-06-30
AG BAG INTERNATIONAL LTD
filed 1997-07-31
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          June 30, 1997


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

Common Stock, $.01 par value per share - 12,053,751 shares outstanding as of July 25, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          AG-BAG INTERNATIONAL LIMITED
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                       June 30          December 31
                                     (Unaudited)
                                   1997        1996        1996
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $       656  $       656  $       656
 Accounts receivable            6,671,815    6,140,477    2,962,600
 Inventories                    7,219,711    7,560,764    5,235,866
 Other current assets             580,025      645,239      546,567
                               ----------   ----------   ----------


     Total current assets      14,472,207   14,347,136    8,745,689

 Deferred income tax                2,000       12,301        2,000
 Intangible assets, less
  accumulated amortization      1,605,427    1,832,966    1,702,576
 Property, plant and equipment
  less accumulated depreciation 4,957,330    3,721,315    4,848,076
 Long-term inventories          1,344,334    1,243,334    1,401,127
 Other assets                     221,077      159,976      203,654
                                ---------    ---------    ---------

Total assets                  $22,602,375  $21,317,028  $16,903,122
                               ==========   ==========   ==========



                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                        June 30         December 31
                                      (Unaudited)
                                 1997          1996         1996
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 4,142,076  $ 4,855,025  $   379,206
 Current portion of long term
  debt and capital lease
  obligations                     434,058      612,462      547,222
 Current portion of notes
  payable to shareholders'         14,344       12,635       14,343
 Accounts payable               2,118,732    1,892,940      699,191
 Accrued expenses and other
  current liabilities             992,034      777,936    1,016,140
 Income tax payable                77,680      114,355
                               ----------   ----------   ----------

   Total current liabilities    7,778,924    8,265,353    2,656,102

 Long term debt and capital
  lease obligation, less
  current portion               2,474,215      891,784    2,020,890
 Notes payable to shareholders'
  less current portion             32,743       48,105       39,733
                                ---------    ---------    ---------
   Total liabilities           10,285,882    9,205,242    4,716,725
                                ---------    ---------    ---------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,537      120,537      120,537
 Additional paid-in capital     9,201,796    9,201,796    9,201,796
 Retained earnings              2,304,042    2,189,215    2,139,739
 Foreign currency translation    (  5,882)    ( 95,762)      28,325
                                ---------    ---------    ---------
   Total shareholders' equity  12,316,493   12,111,786   12,186,397
                                ---------    ---------    ---------
Total liabilities and
 shareholders' equity         $22,602,375  $21,317,028  $16,903,122
                               ==========   ==========   ==========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     Foreign
                                    Preferred Stock       Common Stock       Paid-In     Retained    Currency
                                    Shares   Amount     Shares     Amount    Capital     Earnings  Translation    Total
                                    ------   ------     ------     ------    -------     --------  -----------    -----

Balance December 31, 1996          174,000  $696,000  12,053,751  $120,537  $9,201,796  $2,139,739   $28,325   $12,186,397

Foreign currency translation                                                                         (35,548)      (35,548)
Preferred stock dividends                                                                  (14,790)                (14,790)
Net loss                                                                                  (378,477)               (378,477)
                                   -------   -------  ----------   -------   ---------   ---------   --------   ----------
Balance March 31, 1997             174,000   696,000  12,053,751   120,537   9,201,796   1,746,472    (7,223)   11,757,582

Foreign currency translation                                                                           1,341         1,341
Preferred stock dividends                                                                  (14,790)                (14,790)
Net income                                                                                 572,360                 572,360
                                   -------   -------  ----------   -------   ---------   ---------   --------   ----------
Balance June 30, 1997              174,000   696,000  12,053,751   120,537   9,201,796   2,304,042    (5,882)   12,316,493
                                   =======   =======  ==========   =======   =========   =========   ========   ==========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months
                                                Ended June 30
                                                 (Unaudited)
                                            ----------------------
                                              1997         1996
                                              ----         ----
Net sales                                 $ 8,788,384  $ 7,370,681
Cost of sales                               6,530,539    5,467,901
                                            ---------    ---------
Gross profit from operations                2,257,845    1,902,780

Selling expenses                              699,110      690,223
Administrative expenses                       655,875      666,655
Research and development expenses               8,594       15,284
                                            ---------    ---------

Income from operations                        894,266      530,618

Other income (expense):
  Interest income                               1,949        3,575
  Interest expense                           (150,815)    (129,437)
  Gain on sale of assets                                   309,726
  Miscellaneous                               112,960       71,360
                                            ---------    ---------
Income before provision for
 income taxes                                 858,360      785,842

Provision for income taxes                   (286,000)    (290,000)
                                            ---------    ---------

Net income                                $   572,360  $   495,842
                                            =========    =========


Primary earnings per share                $       .05  $       .04
                                            =========    =========

Weighted average number of common
 shares outstanding                        12,053,751   12,081,251
                                            =========    =========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Six Months
                                                Ended June 30
                                                 (Unaudited)
                                            ----------------------
                                              1997         1996
                                              ----         ----
Net sales                                 $11,630,978  $11,344,926
Cost of sales                               8,808,124    8,493,850
                                            ---------    ---------
Gross profit from operations                2,822,854    2,851,076

Selling expenses                            1,290,382    1,233,405
Administrative expenses                     1,206,026    1,219,413
Research and development expenses              36,657       31,967
                                            ---------    ---------

Income from operations                        289,789      366,291

Other income (expense):
  Interest income                               9,016       16,393
  Interest expense                           (201,635)    (197,457)
  Gain on sale of assets                                   308,925
  Miscellaneous                               174,393      104,202
                                            ---------    ---------
Income before provision for
 income taxes                                 271,563      598,354

Provision for income taxes                   ( 77,680)    (215,000)
                                            ---------    ---------

Net income                                $   193,883  $   383,354
                                            =========    =========


Primary earnings per share                $       .02  $       .03
                                            =========    =========

Weighted average number of common
 shares outstanding                        12,053,751   12,081,251
                                            =========    =========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended June 30
                                                  (Unaudited)
                                         --------------------------
                                             1997          1996
                                             ----          ----
Cash flows from operating activities:
 Net income                               $   193,883  $   383,354
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              535,528      603,939
   (Gain)loss on disposition of fixed assets    1,443     (308,925)
   Changes in assets and liabilities:
    Accounts receivable                    (3,709,215)  (3,999,485)
    Inventories                            (1,711,485)  (  774,992)
    Other current assets                      (33,458)    (156,364)
    Accounts payable                        1,419,541    1,418,812
    Accrued expenses and other current
     liabilities                              (24,106)      11,225
    Income tax payable                         77,680     ( 32,643)
    Other assets                              (17,423)    ( 15,704)
                                           ----------   ----------
Net cash used in operating activities      (3,267,612)  (2,870,783)
                                           ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (656,034)    (920,902)
 Proceeds from disposition of fixed assets                 559,908
 Intangible assets                                        (  7,052)
                                           ----------   ----------
Net cash used in investing activities        (656,034)    (368,046)
                                           ----------   ----------
Cash flows from financing activities:
 Proceeds from line of credit               3,762,870    3,376,139
 Principal payments on debt                  ( 99,567)    (100,330)
 Proceeds from issuance of debt               331,120
 Payment of shareholders' notes              (  6,990)    (  6,315)
 Payment of preferred dividends               (29,580)     (29,580)
                                           ----------   ----------
Net cash provided by financing activities   3,957,853    3,239,914
                                           ----------   ----------
Effect of foreign currency translation        (34,207)     ( 1,085)
                                           ----------   ----------
Net decrease in cash                            - 0 -       - 0 -

Cash and cash equivalents at beginning
 of period                                        656          656
                                           ----------   ----------
Cash and cash equivalents at end of period $      656  $       656
                                            =========   ==========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   Notes to Consolidated Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The Company's consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month and six-month periods should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth below relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below.

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 1997, compared to the results of operations for the three-month period ended June 30, 1996, and to the results of operations for the six-month period ended June 30, 1997 compared to the results of operations for the six-month period ended June 30, 1996 and to changes in the Company's financial condition from December 31, 1996 to June 30, 1997.

Consolidated net sales for the three-month period ended June 30, 1997 were $8,788,384, up 19.23% from $7,370,681 for the same period in 1996. Consolidated net sales for the first half of 1997 were $11,630,978, up 2.52% from $11,344,926 for the same period in 1996. The increase for the quarter was largely due to the first quarter production startup delay at the Company's newly constructed Nebraska bag folding facility. The Company's bag folding facility did not become fully operational until late March as a result of construction delays and shipments normally made in the first quarter were shipped during the second quarter. Sales for the first half of 1997 increased slightly as a result of new bag business gained in various areas of the U.S. market. As a result of delayed plantings caused by late winter weather, the Company expects the growing and harvest season to extend into early fall this year.

In 1997, the Company entered into a joint venture in Germany. As a result, bag sales formerly made directly by Ag-Bag are now handled through the joint venture. When factoring out these sales for 1996 that are now accounted for in a different manner in 1997, sales for the second quarter of 1997 actually increased 25.36% over 1996, and sales for the first half of 1997 actually increased 5.88% over 1996.

Gross profit from sales for the three-month period ended June 30, 1997 was $2,257,845, an increase of 18.66% from $1,902,780 for the same period in 1996. Gross profit from sales for the first half of 1997 was $2,822,854, a decrease of 1.0% from $2,851,076 for the same period in 1996. The increase for the quarter was the result of production efficiencies from higher sales and production volumes, coupled with reductions in bag folding costs from the new bag folding facility being fully operational. The reductions in folding costs were offset by lower margins on used equipment sold during the quarter and increased transportation costs to deliver product during the second quarter that couldn't be filled in the first quarter due to the folding facility startup construction delay. The decrease for the first half of 1997 is the result of lower bag folding costs, which were offset by lower margins on used equipment sold and transportation costs.

Selling expenses for the three-month period ended June 30, 1997 were $699,110, an increase of 1.29% from $690,223 for the same period in 1996. Selling expenses for the first half of 1997 were $1,290,382, an increase of 4.62% from $1,233,405 for the same period in 1996. The increase for the quarter was the result of increased commissions resulting from higher sales volumes. The increase for the first half of 1997 was the result of increases in commissions, advertising and sales personnel to handle the international, composting and grain divisions.

Administrative expenses for the three-month period ended June 30, 1997 were $655,875, a decrease of 1.62% from $666,655 for the same period in 1996. Administrative expenses for the first half of 1997 were $1,206,026, a decrease of 1.09% from $1,219,413 for the same period in 1996.

Interest expense for the three-month period ended June 30, 1997 was $150,815, an increase of 16.52% from $129,437 for the same period in 1996. Interest expense for the first half of 1997 was $201,635, an increase of 2.11% from $197,457 for the same period in 1996. The increase for the quarter and first half of 1997 was the result of the Company utilizing a larger portion of its credit facility and the fact that some extended term sales were offered to remain competitive. In addition, the Company has also added a long term construction loan to finance its new Blair facilities.

Net income for the three-month period ended June 30, 1997 was $572,360, an increase of 15.43% from $495,842 for the same period in 1996. Net income for the first half of 1997 was $193,883, a decrease of 49.42% from $383,354 for the same period in 1996. During the second quarter of 1996, the Company recorded a net gain after tax on the sale of one of its production facilities of approximately $204,000. When factoring this non-operational gain out for 1996, net income for the second quarter of 1997 increased 96.40% over 1996, and for the first half of 1997, net income increased 8.35% over 1996.

The increase for the quarter resulted from increased sales, increased production efficiencies and lower bag folding costs which were offset by lower margins on used equipment, higher transportation costs, increased commission selling expenses and increased interest costs. The comparative decrease for the first half of the 1997 is a result of the gain on the sale of a building in 1996. The same factors which affected the results for the second quarter apply to the results for the first half of 1997.

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

Accounts receivable increased 8.65% as of June 30, 1997 to $6,671,815 from the June 30, 1996 level of $6,140,477. The increase in accounts receivable was the result of increased sales for the quarter, of which a large portion occurred in the last month of the quarter, coupled with the fact that the Company offered some extended terms to remain competitive in certain areas.

Inventory at June 30, 1997 was $8,564,045 which was 2.73% lower than inventory at June 30, 1996 of $8,804,098. The decrease in inventory resulted from the sale of used equipment from inventory, coupled with the fact that bag production is now more closely tied to orders and seasonal demand for product.

The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of June 30, 1997, $3,633,435 had been taken under the credit line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of June 30, 1997, borrowings under the foreign operating line aggregated $508,641 US dollars out of an available $652,000 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1997.

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

                                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)  An Annual Meeting of Stockholders was held on June 2, 1997.

         (b) Michael B. Leahy, Arthur P. Schuette and Rolf E. Soderstrom were elected as directors of the Company. Larry R. Inman, Roy I. Anderson, Lemuel E. Cunningham, Michael W. Foster and Robert N. Thurston continued as directors of the Company after the Annual Meeting of Stockholders.

         (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of Michael B. Leahy, Arthur P. Schuette and Rolf
             E. Soderstrom.  The results of the election were as follows:

        Nominee                Votes For                     Votes                    Abstentions                  Broker
                                                          Against or                                              Nonvotes
                                                           Withheld
        -------                ---------                  ----------                  -----------                 --------

Michael B. Leahy               10,786,497                      0                        45,335                       0
Arthur P. Schuette             10,786,497                      0                        45,335                       0
Rolf E. Soderstrom             10,786,497                      0                        45,335                       0

         (d)  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                               (Registrant)



Date: July 31, 1997                    By: /s/Michael R. Wallis
                                           ------------------------------
                                           Michael R. Wallis
                                           Chief Financial Officer and
                                           Vice President