Form 10-Q
period 1997-09-30
AG BAG INTERNATIONAL LTD
filed 1997-11-07
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 1997

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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of November 3, 1997

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                      September 30           December 31
                                                       (Unaudited)
                                                   1997           1996          1996
                                                ---------      ---------     -----------

Current assets:
 Cash and cash equivalents                     $       656    $       656   $       656
 Accounts receivable                             6,952,358      7,049,890     2,962,600
 Inventories                                     6,861,528      6,554,307     5,235,866
 Other current assets                              480,632        674,926       546,567
                                               -----------    -----------   -----------
    Total current assets                        14,295,174     14,279,779     8,745,689

 Deferred income tax                                 2,000         12,301         2,000
 Intangible assets, less
  accumulated amortization                       1,551,841      1,768,336     1,702,576
 Property, plant and equipment
  less accumulated depreciation                  4,976,869      4,067,719     4,848,076
 Long-term inventories                           1,269,334      1,205,834     1,401,127
 Other assets                                      213,558        150,373       203,654
                                               -----------    -----------   -----------

Total assets                                   $22,308,776    $21,484,342   $16,903,122
                                               ===========    ===========   ===========

                                   (Continued)



                          AG-BAG INTERNATIONAL LIMITED
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      September 30           December 31
                                                       (Unaudited)
                                                   1997           1996          1996
                                                ---------      ---------     -----------

 Current liabilities:
 Notes payable to bank                         $ 3,501,274    $ 3,899,334    $   379,206
 Current portion of long term
  debt and capital lease
  obligations                                      525,803        585,918        547,222
 Current portion of notes
  payable to shareholders'                          14,344         12,635         14,343
 Accounts payable                                1,861,533      1,293,744        699,191
 Accrued expenses and other
  current liabilities                            1,005,755        870,047      1,016,140
 Income tax payable                                217,816        578,410
                                               -----------    -----------    -----------
   Total current liabilities                     7,126,525      7,240,088      2,656,102

 Long term debt and capital
  lease obligation, less
  current portion                                2,691,211      1,642,784      2,020,890
 Notes payable to shareholders'
  less current portion                              29,113         44,806         39,733
                                               -----------    -----------    -----------
   Total liabilities                             9,846,849      8,927,678      4,716,725
                                               -----------    -----------    -----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                        696,000        696,000        696,000
 Common stock, $.01 par value                      120,619        120,537        120,537
 Additional paid-in capital                      9,210,211      9,201,796      9,201,796
 Retained earnings                               2,487,490      2,622,324      2,139,739
 Foreign currency translation                      (52,393)       (83,993)        28,325
                                               -----------    -----------    -----------
   Total shareholders' equity                   12,461,927     12,556,664     12,186,397
                                               -----------    -----------    -----------
Total liabilities and
 shareholders' equity                          $22,308,776    $21,484,342    $16,903,122
                                               ===========    ===========    ===========

                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                            Foreign
                                 Preferred Stock           Common Stock           Paid-In       Retained    Currency
                               Shares       Amount     Shares        Amount       Capital       Earnings    Translation    Total
                               ------       ------     ------        ------       -------       --------    -----------    -----

Balance December 31, 1996      174,000    $696,000    12,053,751    $120,537    $9,201,796    $2,139,739    $ 28,325    $12,186,397

Foreign currency translation                                                                                 (35,548)       (35,548)
Preferred stock dividends                                                                        (14,790)                   (14,790)
Net loss                                                                                        (378,477)                  (378,477)
                               -------    --------    ----------    --------    ----------    ----------    --------    -----------
Balance March 31, 1997         174,000     696,000    12,053,751     120,537     9,201,796     1,746,472      (7,223)    11,757,582

Foreign currency translation                                                                                   1,341          1,341
Preferred stock dividends                                                                        (14,790)                   (14,790)
Net income                                                                                       572,360                    572,360
                               -------    --------    ----------    --------    ----------    ----------    --------    -----------
Balance June 30, 1997          174,000     696,000    12,053,751     120,537     9,201,796     2,304,042      (5,882)    12,316,493

Foreign currency translation                                                                                 (46,511)       (46,511)
Preferred stock dividends                                                                        (14,790)                   (14,790)
Stock issued in connection
  with employee stock plan                                 8,240          82         8,415                                    8,497
Net Income                                                                                       198,238                    198,238
                               -------    --------    ----------    --------    ----------    ----------    --------    -----------
Balance September 30, 1997     174,000     696,000    12,061,991     120,619     9,210,211     2,487,490     (52,393)    12,461,927
                               =======    ========    ==========    ========    ==========    ==========    ========    ===========


                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months
                                                  Ended September 30
                                                     (Unaudited)
                                               -------------------------
                                               1997                 1996
                                               ----                 ----

Net sales                                  $ 7,549,701          $ 8,798,431
Cost of sales                                5,695,046            6,644,417
                                           -----------          -----------
Gross profit from operations                 1,854,655            2,154,014

Selling expenses                               725,751              652,563
Administrative expenses                        731,987              701,545
Research and development expenses                9,971               12,513
                                           -----------          -----------
Income from operations                         386,946              787,393

Other income (expense):
  Interest income                                  230                5,689
  Interest expense                            (178,237)            (143,581)
  Miscellaneous                                 91,299              134,398
                                           -----------          -----------
Income before provision for
 income taxes                                  300,238              783,899

Provision for income taxes                    (102,000)            (336,000)
                                           -----------          -----------
Net income                                 $   198,238          $   447,899
                                           ===========          ===========

Primary earnings per share                 $       .02          $       .04
                                           ===========          ===========

Weighted average number of common
 shares outstanding                         12,060,052           12,056,807
                                           ===========          ===========



                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Nine Months
                                                  Ended September 30
                                                     (Unaudited)
                                               -------------------------
                                               1997                 1996
                                               ----                 ----

Net sales                                  $19,180,679          $20,143,357
Cost of sales                               14,503,170           15,138,267
                                           -----------          -----------
Gross profit from operations                 4,677,509            5,005,090

Selling expenses                             2,016,133            1,885,968
Administrative expenses                      1,938,013            1,920,958
Research and development expenses               46,628               44,480
                                           -----------          -----------

Income from operations                         676,735            1,153,684

Other income (expense):
  Interest income                                9,246               22,082
  Interest expense                            (379,872)            (341,038)
  Gain on sale of assets                                            304,417
  Miscellaneous                                265,691              243,108
                                           -----------          -----------

Income before provision for
 income taxes                                  571,800            1,382,253

Provision for income taxes                    (179,680)            (551,000)
                                           -----------          -----------
Net income                                 $   392,120          $   831,253
                                           ===========          ===========
Primary earnings per share                 $       .03          $       .07
                                           ===========          ===========

Weighted average number of common
 shares outstanding                         12,061,505           12,063,883
                                           ===========          ===========


                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months
                                                            Ended September 30
                                                               (Unaudited)
                                                         -------------------------
                                                         1997                 1996
                                                         ----                 ----

Cash flows from operating activities:
 Net income                                          $   392,120          $   831,253
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         809,617              871,911
   (Gain) loss on disposition of fixed assets              1,443             (304,417)
      Issuance of stock under employee plan                8,497
 Changes in assets and liabilities:
    Accounts receivable                               (3,989,758)          (4,908,898)
    Inventories                                       (1,493,869)             268,965
    Other current assets                                  65,935             (186,051)
    Accounts payable                                   1,162,342              819,616
    Accrued expenses and other current
     liabilities                                         (10,385)             103,336
    Income tax payable                                   217,816              431,412
    Other assets                                          (9,904)              (6,101)
                                                     -----------          -----------
Net cash used in operating activities                 (2,846,146)          (2,078,974)
                                                     -----------          -----------
Cash flows from investing activities:
 Capital expenditures                                   (789,117)          (1,584,952)
 Proceeds from disposition of fixed assets                                    669,602
 Intangible assets                                                             (6,950)
                                                     -----------          -----------
Net cash used in investing activities                   (789,117)            (922,300)
                                                     -----------          -----------
Cash flows from financing activities:
 Proceeds from line of credit                          3,122,068            2,420,448
 Principal payments on debt                             (243,829)            (101,210)
 Proceeds from issuance of debt                          892,731              725,336
 Payment of shareholders' notes                          (10,619)              (9,614)
 Payment of preferred dividends                          (44,370)             (44,370)
                                                     -----------          -----------
Net cash provided by financing activities              3,715,981            2,990,590
                                                     -----------          -----------
Effect of foreign currency translation                   (80,718)              10,684
                                                     -----------          -----------
Net decrease in cash                                     - 0 -                - 0 -


Cash and cash equivalents at beginning
 of period                                                   656                  656
                                                     -----------          -----------
Cash and cash equivalents at end of period           $       656          $       656
                                                     ===========          ===========


                 See Notes to Consolidated Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   Notes to Consolidated Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

The Company's consolidated financial statements includes accounts of the parent and its subsidiaries and reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month and nine-month periods should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

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

Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1996, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 1997, compared to the results of operations for the three-month period ended September 30, 1996, and to the results of operations for the nine-month period ended September 30, 1997 compared to the results of operations for the nine-month period ended September 30, 1996 and to changes in the Company's financial condition from December 31, 1996 to September 30, 1997.

Consolidated net sales for the three-month period ended September 30, 1997 were $7,549,701, down 14.19% from $8,798,431 for the same period in 1996.
Consolidated net sales for the nine-month period ended September 30, 1997 were $19,180,679, down 4.78% from $20,143,357 for the same period in 1996. The decrease for the quarter and nine-month period was the result of continued low U.S. milk prices which have delayed capital expenditures for new machinery by many U.S. farmers until there is upward movement in milk prices. Additionally, sales were down in the Company's U.K. operation due to unusually wet weather continuing through the summer months, which prevented some bagging and custom work from being completed. Bag sales for the quarter and nine-month period ended September 30, 1997 continued strong.

In 1997, the Company entered into a joint venture in Germany. As a result, bag sales formerly made directly by Ag-Bag are now handled through the joint venture. When factoring out these sales for 1996 that are now accounted for in a different manner in 1997, sales for the third quarter of 1997 decreased only 11.25% over the same period in 1996, and sales for the nine-month period ended September 30, 1997 decreased only 1.59% over the same period in 1996.

Gross profit from sales for the three-month period ended September 30, 1997 was $1,854,655, a decrease of 13.90% from $2,154,014 for the same period in 1996. Gross profit from sales for the nine-month period ended September 30, 1997 was $4,677,509, a decrease of 6.54% from $5,005,090 for the same period in 1996. The decrease for the quarter and nine-month period was the result of lower sales volumes to cover fixed overheads, coupled with lower margins on sales of used equipment. Additionally, the Company incurred higher transportation costs to deliver product as a result of the new folding facility startup construction delays earlier in the year. The Company has experienced lower bag folding production costs since its new bag production facility became fully operational. These savings were offset by the above mentioned factors.

Selling expenses for the three-month period ended September 30, 1997 were $725,751, an increase of 11.21% from $652,563 for the same period in 1996. Selling expenses for the nine-month period ended September 30, 1997 were $2,016,133, an increase of 6.90% from $1,885,968 for the same period in 1996. The increase for the quarter and nine-month period ended September 30, 1997 was the result of increased commissions, travel, advertising and sales personnel to handle the international, composting and grain divisions.

Administrative expenses for the three-month period ended September 30, 1997 were $731,987, an increase of 4.34% from $701,545 for the same period in 1996. Administrative expenses for the nine-month period ended September 30, 1997 were $1,938,013, an increase of .89% from $1,920,958 for the same period in 1996. Administrative expenses increased for the quarter as a result of increased professional fees and administrative support personnel.
Administrative expenses remained flat for the nine-month period.

Interest expense for the three-month period ended September 30, 1997 was $178,237, an increase of 24.14% from $143,581 for the same period in 1996. Interest expense for the nine-month period ended September 30, 1997 was $379,872, an increase of 11.39% from $341,038 for the same period in 1996. The increase for the quarter and nine-month period was the result of the Company utilizing a larger portion of its credit facility due to the fact that some extended term sales were offered to remain competitive. In addition, the Company has also added a long term construction and equipment loan to finance its new Blair, Nebraska facilities.

Net income for the three-month period ended September 30, 1997 was $198,238, a decrease of 55.74% from $447,899 for the same period in 1996. Net income for the nine-month period ended September 30, 1997 was $392,120, a decrease of 52.83% from $831,253 for the same period in 1996. During the second quarter of 1996, the Company recorded a net gain after tax on the sale of one of its production facilities of approximately $204,000. When factoring this non-operational gain out for 1996, the decrease in net income for the nine-month period ended September 30, 1997 would have been only 37.49%. from the same in period in 1996.

The decrease for the quarter resulted from continued low U.S. milk prices which delayed farmers' expenditures for capital equipment coupled with lower sales in the U.K. due to continued wet weather preventing the completion of some bagging and custom work. In addition, lower sales volumes to offset fixed overheads coupled with lower margins on used equipment, higher transportation costs, increased commissions, travel and general selling expenses and increased interest costs offset the production efficiencies and lower bag folding costs gained from the new production facility. The comparative decrease for the nine-month period ended September 30, 1997 versus the same period in 1996 is a result of the above mentioned factors coupled with the gain on the sale of a building in 1996.

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

Accounts receivable decreased 1.39% as of September 30, 1997 to $6,952,358 from the September 30, 1996 level of $7,049,890. The decrease in accounts receivable was the result of lower sales for the quarter.

Inventory at September 30, 1997 was $8,130,862 which was 4.78% higher than inventory at September 30, 1996 of $7,760,141. The increase in inventory resulted from lower than anticipated sales and a slight delay in the corn harvest season which in turn delayed seasonal demand for product. The Company is planning to implement an early order program for next season in an effort to reduce its inventory.

The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of September 30, 1997, $3,090,576 had been taken under the credit line. The Company also has a revolving credit facility denominated in pounds sterling for its UK operation with a limit of 400,000 pounds sterling. As of September 30, 1997, borrowings under the foreign operating line aggregated $410,698 US dollars out of an available $652,000 US dollars. Management believes that, along with funds generated from operations and its credit facilities, it will be able to meet the Company's cash requirements through 1997.

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

(a)     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit 27, Financial Data Schedule (Edgar Only).

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

                                         AG-BAG INTERNATIONAL LIMITED,
                                         a Delaware corporation
                                         (Registrant)



Date: November 7, 1997                 By:  /s/ Michael R. Wallis
                                           ------------------------------------
                                           Michael R. Wallis
                                           Chief Financial Officer and
                                           Vice President