Form 10-K405
period 1997-12-31
AG BAG INTERNATIONAL LTD
filed 1998-03-31
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    COMMISSION FILE NUMBER:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              93-1143627
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

              2320 SE AG-BAG LANE
               WARRENTON, OREGON                           97146
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes      |X|     No  _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Based on the closing sales price of the Common Stock on March 20, 1998, the aggregate market value of the voting stock of registrant held by non-affiliates was $ 4,967,321.

     The registrant has one class of Common Stock with 12,061,991 shares outstanding as of March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 1, 1998, are incorporated into Part III of this report.

================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                            PAGE


PART I ........................................................................1
     Item 1. Business..........................................................1
     Item 2. Property..........................................................9
     Item 3. Legal Proceedings................................................10
     Item 4. Submission of Matters to a Vote of Security Holders Executive
             Officers of the Registrant.......................................10
     Executive Officers of the Registrant.....................................10

PART II ......................................................................11
     Item 5. Market for Registrant's Common Equity and Related Stockholder
             Matters..........................................................11
     Item 6. Selected Financial Data..........................................14
     Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................16
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk......21
     Item 8. Financial Statements and Supplemental Data.......................22
     Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................22
PART III .....................................................................22
     Items 10. and 11. Directors and Executive Officers of Registrant and
                 Executive Compensation.......................................22
     Item 12. Security Ownership of Certain Beneficial Owners and Management..22
     Item 13. Certain Relationships and Related Transactions..................22

PART IV ......................................................................23
     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K........................................................23

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

     The Company has pioneered an alternate method of storing feed for livestock. Traditional methods of storing feed have included placing it in bunkers, pits, and silos or bailing and stacking it. The Company's method is to store the feed in huge plastic bags of up to 250 feet in length and up to 12 feet in diameter by tightly stuffing the feed into the bag. The Company assembles the machines for stuffing the feed into the bags. It has the bags manufactured to its specifications and then folds and distributes the bags through its dealer network. The benefits of bagging the feed include reduced cost, additional flexibility in harvesting and storing the feed, enhanced feed quality, and relatively small capital requirements. The Company also sells ancillary products which complement the Company's main line of bagging machines and bags.

     The Company expects the use of bagging as a means of silage storage to continue to play a major role in the future because the quality of stored feed is better than other known competitive methods, allowing farmers to be more efficient and to produce dairy, beef, sheep and pork products at a lower price. The Company believes the concept of bagging is one way in which farmers can be more profitable by reducing, or completely eliminating, the purchase of feed and grain from outside sources. Bagging enables the farmer to produce and store the feed on the farm and provides easier access to the silage thereby allowing the farmer to choose the quality of silage to feed at any given time. The bagged feed has shown high quality, allowing for higher production.

     The Company expanded its operations into Europe in 1989 where it offered a custom bagging service on a fee per metric tonne basis in the United Kingdom. In 1997, the Company's Board of Directors approved a strategic realignment of the Company. The realignment involved the sale of the Company's United Kingdom subsidiary which had not been performing at a profitable level due to the continued escalation of the BSE (Mad Cow) problem within the British farming industry.

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company also sells in Thailand, Australia, New Zealand, Spain, France, Italy, Central Europe and Puerto Rico.

     The Company is developing other uses for its bagging technology. In 1993, it established an environmental division focused on composting technologies and a grain bagging division. In late 1997, the Company dissolved its grain bagging division. The Company has adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable Tri-Dura(R) plastic bags. The Company has developed plastic bag bailers which enable the Company to bail and pick up the recyclable Tri-Dura(R) plastic bags from its customers.

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


FARM EQUIPMENT AND PRODUCTS
---------------------------

     Introduction.
     ------------ Silage is made using the Ag-Bag(R) system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura(R) storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value that would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

     The Ag-Bag(R)system is an alternative to bunkers, pits and silos. The Ag-Bag(R) bagging machines push the forage into huge recyclable plastic film Tri-Dura(R) bags with sufficient compaction to minimize the amount of oxygen in the bag which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut and store the forage thus reducing the loss of nutrients.

     Ag-Bag(R) Farm Equipment.
     ------------------------ The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger(R)." The Ag-Bagger(R) is available in three versions with a number of optional features.

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. The retail price for this machine ranges from approximately $20,000 to $45,000.

     In 1992, the Company introduced a medium-sized machine which can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $70,000 to $145,000.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 12 feet in diameter and 150 to 250 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $180,000 to $230,000.

     A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber(R) with a retail price ranging from $6,000 to $17,000. The Flex-a-Tuber(R) permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura(R) storage bags. The round bale Flex-a-Tubers are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura(R) storage bags up to 200 feet in length.

     The Company also assembles and sells the Mighty Bite(R) front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite(R) closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures them in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,000 to $4,500.

     In 1996, the Company developed and introduced the Square Bale Bagger which retails for between $22,500 and $26,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 6, 8 and 9 feet in diameter and up to 200 feet in length.

     The Company has adapted its Ag-Bag(R) bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is combined with a shredder that shreds the organic material which is then fed into the bagging machine which bags the compostable matter into huge Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag compost bagging machines retail for between $50,000 and $250,000.

     Ag-Bag Tri-Dura(R) Storage Bags.
     -------------------------------  The Ag-Bag Tri-Dura(R) disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 250 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The Company then converts the rolls into bags by cutting the rolls into the various bag lengths and folding the bags for use on the Company's bagging machines. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura(R) bag is used, it may be recycled or disposed of in another manner, but may not be reused.

     The Company contracts for the manufacture of, and sells Tri-Dura(R) three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $950. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

     Ag-Bag(R) Inoculant.
     ------------------- The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!(R). The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The Company has experienced an increase in the sales of liquid inoculant since June 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for bunkers, pits and storage of high moisture grain.

     Bags and machines each account for more than 30% of the Company's consolidated revenue and have done so for the last three years.


MARKET SIZE
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1996, over 170,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook X published in 1997 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 150,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 5-7% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany, Central Europe, Australia, Spain, France, Japan, Thailand, New Zealand, Puerto Rico, and the United Kingdom where the Company currently operates, and there is a large potential market in other countries into which the Company may expand.

     The Company has also developed a system for "in-vessel" composting which is designed to eliminate odors and control leachate which is inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills. The Company's primary focus is currently directed towards municipalities, private composters, military bases and zoos. The Company currently estimates the size of the compost market within North America to be $1 billion a year. In the composting area, the Company sold 2 bagging systems in 1997 compared to 4 in 1996, placed 2 sublicense agreements and commenced 5 pilot projects in 1997. The Company also has 2 ongoing university research studies in process as well. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.

MARKETING
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1997, there were 150 dealers serviced by a combined total of 17 regional and territorial Company-employed managers. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in the states of California, New Mexico, Washington, and in the New England area.

     The Company offers customers the opportunity to finance the purchase of Ag-Bag(R) farm equipment through unaffiliated third parties who offer lease-purchase financing.

     The Company rents Ag-Bag(R) bagging machines to farmers located in the state of California. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1997, the Company had 5 machines available for rent. The Company also sells Tri-Dura(R) storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag(R) bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

     Prior to December 31, 1997, the Company offered a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. It retained ownership of the bagging machines, provided bags to the customer, and filled the bags with the customer's forage on a fee-per-metric tonne basis. This business was sold on December 31, 1997. The Company's former operations director in England purchased the business, and continues to operate a custom bagging service in the United Kingdom.

         The Company has formed an environmental division to market its "in-vessel" composting system. The Company intends to establish and market this system through a composting dealer network. In addition, the Company expects to further develop a regional and territorial sales force which will have expertise in composting and environmental recovery. The Company markets its composting system through a sublicense which allows the end user to use the Ag-Bag(R) compost technology.

     The Company is not dependent on any single customer or a few customers. The loss of any customer would not have a material adverse effect on the Company.


ASSEMBLY AND MANUFACTURING
--------------------------

     Ag-Bag(R) Farm Equipment.
     ------------------------ The Company buys most of its components for its bagging machines from various other manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, Square Bale Baggers, and Flex-a-Tubers(R) are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled both at the Warrenton facility and at the Company's Blair, Nebraska plant.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     Ag-Bag Tri-Dura(R) Storage Bags.
     -------------------------------  All of the three-ply Tri-Dura(R) bonded storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura(R) plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in uncut rolls to the Company's plant in Blair, Nebraska, where they are cut to the proper lengths and folded for shipment to the Company's dealers or directly to large customers, such as feedlots.

     Ag-Bag(R) Inoculants.
     -------------------- The liquid inoculant is purchased by the Company on the open market. The Company believes that the liquid inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."


PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     The Company purchases its Tri-Dura(R) bags from one supplier and the Company considers its relationship with the supplier as good. The Company believes there are adequate alternative suppliers available in the event the supplier is unable to provide bags.

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


COMPETITION
-----------

     The Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems, hence, the Company's corporate slogan, the "Complete One." Ag-Bag is the only Company which manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States which manufacture similar silage bagging machines. There are also a number of competitors which manufacture bale wrapper machines, which compete with the Company's Flex-a-Tuber(R). The Company believes that it distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas in the U.S., a recycling service for used Ag-Bag Tri-Dura(R) bags.

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

     In the environmental (compost) area, the Company competes primarily with wind row turner manufacturers. Wind row turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's systems offer the advantage of being self-contained thus reducing odor and requiring no turning or watering. There are approximately 50 manufacturers of turners. In addition, the Company also competes with about five companies which manufacture "in-vessel" systems, such as burners and incinerators for large projects, generally ranging from $1 to $15 million.

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


BACKLOG
-------

     In 1998, backlog orders were 10% less than 1997. The dollar amount of backlog orders of the Company that are believed to be firm, as of March 1, 1998, was approximately $3,600,000, compared to $4,000,000 on March 1, 1997. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


RESEARCH AND DEVELOPMENT
------------------------

     The amounts spent on research and development are not material.


ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 1997.

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

     The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation. The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus!(R) which was developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

     The names Ag-Bag(R), Ag-Bag Plus!(R), Bale-Bag(R), Flex-a-Tuber(R), Flex-a-Tube(R), ABCTI System(R), Mighty Bite(R), Tri-Dura(R), and the symbol "AB"(R) are all registered as trademarks with the United States Patent and Trademark Office.

     The Company believes that its color scheme and trademarks are well known in the industry and are an important part of its business, which give it a competitive advantage.


EMPLOYEES
---------

     On December 31, 1997, the Company had 97 full-time employees. The Company employs approximately 150 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

                 FINANCIAL INFORMATION RELATING TO FOREIGN AND
                 ---------------------------------------------
                      DOMESTIC OPERATIONS AND EXPORT SALES
                      ------------------------------------

                                                      (In thousands)
                                                  Year Ended December 31

                                       1995              1996          1997
                                       ----              ----          ----
Sales to unaffiliated customers:
         United States            $    13,352        $  16,879        $16,021
         Canada                         1,418            1,788        $ 1,380
         United Kingdom                 1,796            1,818        $ 1,456
         Other foreign countries        2,615            4,011        $ 2,653
                                     --------         --------        -------
                                  $    19,181        $  24,496        $21,510

Sales to affiliated customers:
         Officers and Directors           117               53             69
                                     --------           ------       --------
Total                             $    19,298         $ 24,549        $21,579
                                  ===========         ========        =======

Sales or transfers between
United States and United Kingdom: $       329        $     237        $   165
                                  ===========         ========      =========


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

     The Company owns facilities in Blair, Nebraska, where the Company folds and packages its Tri-Dura(R) feed storage bags; prepares and packages its proprietary inoculant; assembles some of its smaller bagging machines and warehouses products. During 1996, the Company began consolidating its Blair, Nebraska operations into a newly constructed facility which consists of three buildings comprising approximately 70,000 square feet. Construction was completed on all facilities and the Company fully occupied its new buildings in early 1997. The Blair Nebraska facilities are subject to a mortgage in the amount of $1,348,267. Management estimates that manufacturing at the Blair facility is currently at approximately 65% of capacity.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A civil class-action suit was filed in the Federal District Court of Minnesota, 4th Division, on January 8, 1996 by Michael A. Hunt, on behalf of bag customers, against the Company, UpNorth Plastics, Inc. and Poly America, Inc. (the "Hunt Case") The civil suit alleges that the Company conspired with UpNorth Plastics, Inc. and Poly America, Inc. to fix bag prices in violation of federal law. The suit does not specify an amount of alleged damages. Michael A. Hunt recently filed for bankruptcy under Chapter 7 of the federal bankruptcy laws.

     Due to the filing for bankruptcy by Michael A. Hunt, a civil class-action was filed in the Federal District Court of Minnesota, 4th Division on January 30, 1998 by S & S Forage & Equipment Co. Inc., on behalf of bag customers against the Company, UpNorth Plastics, Inc and Poly America, Inc. (the "S & S Case"). The S & S Case alleges substantially the same claims as the Hunt Case and also does not specify an amount of alleged damages. The Company is currently negotiating with the trustee in bankruptcy for Michael A. Hunt to dismiss the Hunt Case with prejudice.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 20, 1998, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.



                               DATE OF
      NAME           AGE      ELECTION                 POSITION
      ----           ---      --------                 --------


Larry R. Inman       47        1990        Chairman of the Board and Chief
                                           Executive Officer (since 1990);
                                           President of the Company since 1993;
                                           President of Ag-Bag Corporation (1984
                                           -1989) and Chairman (1989-1994) of Ag
                                           -Bag Corporation (former subsidiary).

Michael R. Wallis    33        1992        Chief Financial Officer (since  1993)
                                           and Vice President of Finance (since
                                           1992), Treasurer (since 1996);
                                           Manager, Yergen & Meyer (regional
                                           accounting firm, 1986-1992).

Arthur P. Schuette   58        1990        Vice President, Sales (since 1991);
                                           Treasurer of the Company (1990-1991)
                                           and (1983-1991) Ag-Bag Corporation
                                           (former subsidiary).

Lou Ann Tucker       44        1990        Secretary (since 1996), Vice
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

Walter L. Jay        37        1990        Vice  President,  Manufacturing
                                           (since  1989);  Manager  of Blair
                                           Nebraska Plant (since 1980); KW
                                           Trucking (1984-1987).

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its common stock is trading is below the $1 per share minimum. The Company was formally notified on February 27, 1998 that its Common Stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28,1998 if the Company continues to not qualify under the new Nasdaq listing requirements. In the event the Company's common Stock is removed from quotation on the Nasdaq, the Company anticipates the Common Stock would be traded in the over-the-counter market (bulletin board system).

     On December 31, 1997, there were approximately 350 holders of record of Common Stock. The Company estimates there are approximately 2,500 beneficial holders of the Common Stock. The closing price for the Common Stock on March 20, 1998, as reported by Nasdaq was $.625 per share.

     The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1997:



Calendar Year                            High Bid           Low Bid
-------------                            --------           -------
1996:
----

First quarter                             1-15/32             1-1/8
Second quarter                            1-47/64            1-3/16
Third quarter                              1-5/16             11/16
Fourth quarter                              1-1/8             25/32

1997:
----

First quarter                             1-3/8              13/16
Second quarter                              7/8               9/16
Third quarter                                 1                5/8
Fourth quarter                                1              31/64
---------------------------

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

UNREGISTERED SECURITIES
------------------

      The following unregistered securities have been issued by the Company during the last three fiscal years:


                                          Name of
                                          Principal
                   Title and Amount of    Underwriter/    Name or Class
                   Securities Granted/    Underwriting    of Persons who
                   Exercise Price if      Discounts or    Received          Consideration
Date of Grant      Applicable             Commissions     Securities        Received
-------------      -------------------    -----------     ----------        --------

April 6, 1995      10,211 Shares of       N/A              Employees        $0
                   Common Stock1

November 11, 1996  300,000 Options for    N/A              Nonemployee      $0
                   Common Stock/$1.0625
                   per share2

November 11, 1996  50,000 Options for     N/A              Officers         $0
                   Common Stock/$1.0625
                   per share3

February 17, 1997  6,788 Options for      N/A              Patrick Menuier  For consulting services; value of
                   Common Stock/$.06875                                     services estimated
                   per share4                                               to be $5,000

February 17, 1997  10,000 Options for     N/A              Udo Weber        $0
                   Common Stock/$.06875
                   per share5

July 17, 1997      20,000 Options for     N/A             Officers          $0
                   Common Stock/$.06875
                   per share3

August 26, 1997    8,240 Shares of        N/A             Employees         $0
                   Common Stock1

    The above-unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended
("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.

-----------------------------------

<F1>  Granted under the 1991 Employee Stock Plan.
<F2>  Granted under Nonemployee Director Stock Option Plan.  Options vest according to terms of plan.
<F3>  Granted under the Incentive Stock Option Plan.  Options vest immediately.
<F4>  Issued pursuant to a nontransferable option agreement which provides for vesting as follows:
      40% vest and become exercisable six months after the grant date, another 40% vest and become exercisable two years after the grant date, and the remaining 20% vest and become exercisable three years after the grant date.
<F5>  Issued pursuant to a nontransferable option agreeement which provides for vesting as follows:
      100% vested after two years from date of grant.


 ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto included elsewhere in this report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------


                                                1993            1994            1995         1996          1997
                                                ----            ----            ----         ----          ----

Statement of Operations Data:

Net Sales                                    $   18,617     $   20,707      $ 17,502       $  22,731     $  20,122
Cost of Sales                                    13,089         14,833        12,552          17,614        15,928
                                             ----------     ----------       --------       ---------    ----------

Gross Profit from Operations                      5,528          5,874         4,950           5,117         4,194

Selling and Administrative Expenses               4,285          4,490          4,219         4,739          5,035
Research and Development Expenses                   123             60             68            59             87
Unusual Charge                                                                                               3,399
                                             ----------     ----------      ---------      --------      ----------

Income (Loss) from Operations                     1,120          1,324            663           319         (4,327)
Other Income (Expense)                             (243)          (362)          (184)          251           (265)
                                             ----------     ----------     ----------      --------      -----------

Income (Loss) before Provision for
  Income Taxes, Discontinued Operations
  and Extraordinary Item                            877            962            479           570         (4,592)

Provision (Benefit) for Income Taxes                181            429            286           257         (1,650)
                                             ----------     ----------     ----------      --------      ----------

Income (Loss) before Discontinued
  Operations and Extraordinary
  Item                                              696            533            193           313         (2,942)

Discontinued Operations-income (loss) from
operations                                                                        (86)           50           (449)
Discontinued Operations-loss on disposal of
  Ag-Bag Europe, PLC (less income tax benefit of
  $24,500)                                                                                                     (424)
                                                                                                              -----

Income(Loss) before Extraordinary
  Item                                              696            533            107           363         (3,815)

Extraordinary Item-Gain on
  Extinguishment of Debt (Less Income
  Taxes of $78,200)                                 152
                                             ----------     ------------   -----------     ---------     ----------

Net Income (Loss)                            $      848     $      533     $      107      $    363      $  (3,815)
                                             ==========     ==========     ==========      ========      ==========

                                                                (In thousands, except per share data)
                                                                       Year Ended December 31,



                                             1993            1994            1995         1996          1997
                                             ----            ----            ----         ----          ----


Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations and Extraordinary Item        $ 0.06         $ 0.04           $ 0.02       $ 0.03        $ (.24)
  Discontinued Operations                                                      (.01)                      (.08)
  Extraordinary Item                         $ 0.01
                                             ------         ------           ------       ------        -------
                                             $ 0.07         $ 0.04           $ 0.01       $ 0.03        $ (.32)
                                             ======         ======           ======       ======        =======
Diluted Earnings per Share:
  Income (Loss) before Discontinued
    Operations and Extraordinary Item        $ 0.06         $ 0.04           $ 0.02       $ 0.03        $ (.24)
  Discontinued Operations                                                      (.01)                      (.08)
  Extraordinary Item                         $ 0.01
                                             ------         ------           ------       ------        -------
                                             $ 0.07         $ 0.04           $ 0.01       $ 0.03        $ (.32)
                                             ======         ======           ======       ======        =======

Weighted Average Shares:
  Basic                                      10,581         11,645           12,062       12,096         12,056
                                             ======         ======           ======       ======         ======
  Diluted                                    10,581         11,645           12,062       12,096         12,056
                                             ======         ======           ======       ======         ======

Balance Sheet Data:
                                                                            December 31,
                                                                            ------------
                                             1993            1994            1995         1996          1997
                                             ----            ----            ----         ----          ----

Working Capital                             $ 5,566         $ 5,334         $ 6,078      $ 6,090       $ 5,681

Current Assets                                8,905           8,445           9,379        8,746         9,889

Total Assets                                 15,633          15,546          16,297       16,903        15,190

Current Liabilities(1)                        3,339           3,111           3,301        2,656         4,208

Long-term Debt(1)                             2,263           1,056           1,237        2,061         2,690

Total Stockholders' Equity(2)                10,031          11,379          11,759       12,186         8,292

--------------------------------

<F1>  Includes loans from shareholders and deferred taxes.
<F2>  Includes $696 of preferred stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                                                   ---------------------------
                                                                     Year Ended December 31,
                                                                     -----------------------

                                                1993           1994            1995          1996          1997
                                                ----           ----            ----          ----          ----

Net Sales                                       100%           100%            100%          100%          100%

Costs and Expenses:
  Cost of Sales                                  70%            72%             72%           77%           79%
  Selling and Administration                     23%            22%             24%           21%           25%
  Research and Development                        1%            ---             ---           ---           ---
  Unusual Charge                                 ---            ---             ---           ---           17%

Income (Loss) From Operations                     6%             6%              4%            2%          (21%)
                                               -----           ----            ----          ----          -----


YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------

      On December 5, 1997, the Company's Board of Directors approved a strategic realignment of the Company.

      The realignment involved the sale of the Company's U.K. subsidiary (see discussion below on Discontinued Operations) which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as discontinued operations for the year ended December 31, 1997 and are not consolidated, as the sale was effective December 31, 1997.

      The Board of Directors decided to implement additional realignment of the Company by re-focusing the Company's sales efforts back to its core business products. As a result, certain noncore, long-term inventory was written down to fair market value or abandoned.

      In addition to the strategic realignment, certain patent rights were determined during the year to be obsolete, due to recent technological improvements in the Company's and industry's bagging machinery. As a result, certain patent rights were written-off during the year resulting in a charge to earnings. These actions resulted in an unusual charge of $3,398,540 during the fourth quarter of 1997.

      For the year ended December 31, 1997, net sales decreased 11.47% to $20,122,575 compared to $22,731,034 for the year ended December 31, 1996. When reporting the results of Ag-Bag Europe, PLC on a consolidated basis (not as discontinued operations), net sales for the year ended December 31, 1997 decreased 12.09% to $21,579,370 compared to $24,548,765 for the year ended December 31, 1996. Sales for the year were down as a result of continued low U.S. milk prices which have delayed capital expenditures for many farmers until there is upward movement in milk prices. Sales in the Company's U.K operation were down due to unusually wet weather continuing well into the summer months, which prevented some bagging and custom work from being completed, coupled with the continued escalation of the BSE (Mad Cow) problem in the British farming industry. In addition, the U.K. subsidiary sold several of its bagging machines in its rental fleet to custom operators during the year.

      International sales for the Company in 1997 continued to be strong but were down in comparison to 1996 as a result of the formation of a German partnership during 1997 resulting in bag sales which were previously sold by the Company to its German & European dealers now being sold through the Partnership to the dealer. Consequently, bag sales to Europe are now reported as other income from the Partnership rather than being shown as net sales in the Company's financial statements. Approximately $1.2 million in bag sales were distributed through the Partnership during 1997.

      Gross profit from sales for the year ended December 31, 1997 decreased 18.03% to $4,194,332 compared to $5,116,652 for the year ended December 31, 1996. When reporting the results of Ag-Bag Europe, PLC on a consolidated basis (not as discontinued operations), gross profit from sales for the year ended December 31, 1997 decreased 24.15% to $4,253,606 compared to $5,607,818 for the year ended December 31, 1996. The decrease for the year was the result of lower sales volumes to cover fixed overheads, coupled with lower margins on sales of used equipment and bags in certain highly competitive areas and increased inventory obsolescence reserves that were established during the year. Additionally, the Company also incurred higher transportation costs to deliver product during the year caused by the new bag folding facility construction delays.

      Selling expenses for the year ended December 31, 1997 increased 8.45% to $2,673,587 compared to $2,465,276 for the year ended December 31, 1996. When reporting the results of Ag-Bag Europe, PLC on a consolidated basis (not as discontinued operations), selling expenses for the year ended December 31, 1997 increased 7.14% to $2,792,508 compared to $2,606,453 for the year ended December 31, 1996. The increase for the year was the result of increased commissions, meeting and travel expenses, environmental division promotions, and increased advertising with the unveiling of the Company's new image and product advertising campaign.

      Administrative expenses for the year ended December 31, 1997 increased 3.89% to $2,361,940 compared to $2,273,548 for the year ended December 31, 1996. When reporting the results of Ag-Bag Europe, PLC on a consolidated basis (not as discontinued operation), administrative expenses for the year ended December 31, 1997 increased 6.59% to $2,716,750 compared to $2,548,803 for the year ended December 31, 1996. Administrative expenses increased for the year as a result of increased professional fees and administrative support personnel costs, in addition to increased travel costs related to the sale of the Company's U.K. subsidiary. The Company's U.K. operation also suffered a bad debt loss during 1997 as a result of a bankruptcy filing.

      Interest expense for the year ended December 31, 1997 increased 26.23% to $475,056 compared to $376,341 for the year ended December 31, 1996. When reporting the results of Ag-Bag Europe, PLC on a consolidated basis (not as discontinued operations), interest expense for the year ended December 31, 1997 increased 21.93% to $511,686 compared to $419,632. The increase for the year was the result of the Company utilizing a larger portion of its credit facility due to the fact that some extended term sales were offered to remain competitive. The Company has also added a long-term construction and equipment loan to finance its new Blair, Nebraska facilities.

      During 1997 the Company recorded a loss from discontinued operations of its U.K. subsidiary Ag-Bag Europe, PLC in the amount of $448,832. The loss for the year was the result of lower sales due to the continued BSE (Mad Cow) problem within the British farming industry. Additionally, the U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England, which prevented some bagging and custom work from being completed. The U.K. subsidiary also experienced increased warranty costs on the rental machines sold to custom operators in addition to increased maintenance costs on its remaining custom equipment. The U.K. subsidiary also experienced increased bad debt expense due to a customer filing bankruptcy as well as increased legal and professional costs related to the sale of the business. The Company recorded a loss on the disposal of Ag-Bag Europe, PLC of $424,064, net of income tax benefit of $24,500.

      Net loss for the year ended December 31, 1997 was $3,815,119 compared to net income of $363,548 for the year ended December 31, 1996. The loss for the year was the result of the one time charges related to the strategic realignment of the Company and loss from the operation and disposal of the Company's U.K. subsidiary, coupled with continued low milk prices in the U.S. delaying many farmer's expenditures for capital equipment. In addition, lower sales volumes to cover fixed overhead, lower margins on used equipment sales and on bags in certain highly competitive areas of the U.S., higher transportation costs coupled with increased selling, administrative, and interest costs contributed to the loss for the year. In addition, net income for the year ended December 31, 1996 included an after-tax gain on the sale of a building in the amount of $182,892.



YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------


      United States Operations.
      ------------------------ Net sales for the year ended December 31, 1996 increased 29.88% to $22,731,034 compared to $17,501,687 for the year ended December 31, 1995. The increase for the year was the result of increased capital expenditures by farmers due to continued improvement in milk and beef prices, in addition to the Company's international sales continuing to grow with further expansion into South America, Australia and Europe, along with sales of its Pro-Grain bagger and composting systems. The introduction of the new Square Bale Bagger also added to the increase in sales for 1996 with the sale of 20 of these new units.

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

      Ag-Bag Europe, PLC Operations.
      -----------------------------  Net sales for the year ended December 31,
1996 increased 1.19% to $1,817,731 compared to $1,796,275 for the year ended December 31, 1995. The increase in sales was the result of increased custom work coupled with a slight increase in the value of the British pound against the US dollar, as the tonnage yield in the UK remained comparable with 1995.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 130 in its fiscal year 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.


YEAR 2000
---------

      The Company has made an assessment of the effect of the Year 2000 issue on its systems, equipment and software. Based on this assessment and consultation with outside consultants, the Company believes its systems, equipment and software will properly recognize calendar dates beginning in the year 2000, without any significant changes. The Company intends to evaluate the information systems and software of its outside vendors in connection with the Year 2000 issue, but anticipates any potential modification to its systems and software will not materially effect the Company's future financial results. Accordingly, the Company expects the Year 2000 issue will not have a material adverse financial impact on the Company.


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

      Accounts receivable decreased 24.43% at December 31, 1997 to $2,191,682 compared to $2,900,314 at December 31, 1996. The decrease in accounts receivable is the result of the Company selling its U.K. subsidiary and no longer consolidating its year end balance sheet to include the assets of its former subsidiary. For comparative purposes, if the accounts receivable of Ag-Bag Europe, PLC were removed from the 1996 balance sheet, accounts receivable would have decreased 13.68% at December 31, 1997 to $2,191,682 compared to $2,538,997 at December 31, 1996 on a U.S. only basis. The decrease in accounts receivable on a U.S. only basis is the result of lower sales volumes in the 4th quarter of the year compared to 1996.

      Inventory decreased 16.70% at December 31, 1997 to $5,528,239 compared to $6,636,993 at December 31, 1996. The decrease in inventory resulted from the revaluation of noncore, long-term inventories coupled with the sale of the Company's U.K. subsidiary. For comparative purposes, if the inventory of Ag-Bag Europe, PLC was removed from the 1996 balance sheet, inventory decreased 12.30% at December 31, 1997 to $5,528,239 compared to $6,303,924 at December 31, 1996 on a U.S. only basis.

      The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. As of December 31, 1997, $1,717,263 had been drawn under the credit line. The Company also had a revolving credit facility denominated in pounds sterling for its U.K. operation with a limit of 400,000 pounds sterling ($656,000 U.S.). As of December 31, 1997, there was no outstanding balance under the U.K. credit facility and the credit facility was terminated in connection with the sale of the U.K. subsidiary. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1998.

         At December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in its domestic line of credit as a result of the unusual charge the Company incurred. The Company has obtained a written waiver for this violation. The Company is currently negotiating a new line of credit with a different lender. The new line of credit is expected to be finalized in April 1998 and contains terms similar to the existing domestic line of credit. There is no assurance that the Company will be able to establish a new domestic line of credit or that the Company will be in compliance under its existing line of credit in the future.

     In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on February 27, 1998 that its Common Stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28, 1998 if the Company continues to not qualify under the new Nasdaq listing requirements.

     In the event the Company's common Stock is removed from quotation on the Nasdaq, the Company anticipates the Common Stock would be traded in the over-the-counter market (bulletin board system). The removal from quotation on Nasdaq could have a material adverse effect on the Company's ability to raise additional equity capital in a public stock offering should that become necessary.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

      Reference is made to the financial statements and related notes and supplemental data under Item 14 filed with this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None.


                                    PART III
                                    --------


ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
------------------------------------------------------------------------
                  EXECUTIVE COMPENSATION
                  ----------------------

      A definitive proxy statement for the 1998 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 1, 1998 will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.


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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

    (a) The following documents are filed as part of this report:
                                                                            Page

         1.   Index to Financial Statements...............................    26

              Independent Auditors' Report................................   F-1

              Balance Sheets at December 31, 1997 and 1996................   F-2

              Statements of Operations for the years ended December 31, 1997,
                  1996 and 1995...........................................   F-3

              Statement of Shareholders' Equity for the years ended
                  December 31, 1997, 1996 and 1995........................   F-4

              Statement of Cash Flows for the years ended December 31,
                  1997, 1996 and 1995.....................................   F-5

              Notes to Financial Statements...............................   F-6

              Independent Auditors' Report................................  F-22

         2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 14:

              Schedule of Valuation and Qualifying Accounts...............  F-23

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits............    27

    (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

    (c)  The index of exhibits and required exhibits.......................   27

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

                                             AG-BAG INTERNATIONAL LIMITED,
                                             a Delaware corporation

Date:  March 31, 1998                        By:      /s/ Larry R. Inman
                                                      ------------------
                                                      Larry R. Inman, Chief
                                                      Executive Officer and
                                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  March 31, 1998                        By:      /s/ Larry R. Inman
                                                      ------------------
                                                      Larry R. Inman, Chairman,
                                                      Board of Directors; Chief
                                                      Executive Officer and
                                                      President (Principal
                                                      Executive Officer)

Date:  March 31, 1998                        By:      /s/ Michael R. Wallis
                                                      ---------------------
                                                      Michael R. Wallis, Chief
                                                      Financial Officer and Vice
                                                      President, Finance
                                                      (Principal Financial and
                                                      Accounting Officer)

Date:  March 31, 1998                        By:      /s/ Roy I. Anderson
                                                      -------------------
                                                      Roy I. Anderson, Director

Date:  March 31, 1998                        By:      /s/ Lemuel E. Cunningham
                                                      ------------------------
                                                      Lemuel E. Cunningham,
                                                      Director

Date:  March 31, 1998                        By:      /s/ Michael W. Foster
                                                      ---------------------
                                                      Michael W. Foster,
                                                      Director

Date:  March 31, 1998                        By:      /s/ Michael B. Leahy
                                                      --------------------
                                                      Michael B. Leahy, Director

Date:  March 31, 1998                        By:      /s/ Arthur P. Schuette
                                                      ----------------------
                                                      Arthur P. Schuette,
                                                      Director

Date:                                        By:
                                                      ----------------------
                                                      Rolf E. Soderstrom,
                                                      Director

Date:  March 31, 1998                        By:      /s/ Robert N. Thurston
                                                      ----------------------
                                                      Robert N. Thurston,
                                                      Director

                          AG-BAG INTERNATIONAL LIMITED


                              Financial Statements

                           December 31, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

                          AG-BAG INTERNATIONAL LIMITED


                          Index to Financial Statements



                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Shareholders' Equity                                           F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                                F-6

Independent Auditors' Report                                                F-22

Schedule of Valuation and Qualifying Accounts                               F-23

                          Independent Auditors' Report
                          ----------------------------




The Board of Directors and Shareholders
Ag-Bag International Limited:


We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                    /s/ KPMG PEAT MARWICK LLP
                                                        KPMG PEAT MARWICK LLP
Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED

                                 Balance Sheets

                           December 31, 1997 and 1996




          Assets                                                 1997              1996
          ------                                                 ----              ----

Current assets:
     Cash                                               $             656                 656
     Accounts receivable, less allowance for doubtful
        accounts of $200,000 and $248,824 at 1997
        and 1996, respectively (note 7)                         2,191,682           2,900,314
     Inventories (notes 3 and 7)                                5,528,239           5,235,866
     Other current assets (note 14)                             2,013,684             273,503
     Prepaid expenses                                             154,439             335,350
                                                               ----------       -------------

                  Total current assets                          9,888,700           8,745,689

Deferred income taxes (note 10)                                   638,666               2,000
Intangible assets, net (note 4)                                   104,547           1,702,576
Property, plant and equipment, net (notes 5, 7 and 8)           4,378,444           4,848,076
Long-term inventories (notes 3 and 7)                                  -            1,401,127
Other assets                                                      179,973             203,654
                                                           --------------      --------------

                                                        $      15,190,330          16,903,122
                                                           ==============      ==============

                                   Liabilities and Shareholders' Equity
                                   ------------------------------------

Current liabilities:
     Lines of credit (note 7)                                   1,717,263             379,206
     Note payable to shareholder and related party (note 9)        15,876              14,343
     Current portion of long-term debt and capital lease
        obligations (note 8)                                      444,985             547,222
     Accounts payable                                             949,373             699,191
     Accrued expenses and other current liabilities (note 6)    1,040,471           1,016,140
     Income taxes payable                                          39,636                  -
                                                            --------------      -------------

                  Total current liabilities                     4,207,604           2,656,102

Long-term debt and capital lease obligations, less current
     portion (note 8)                                           2,666,552           2,020,890
Note payable to shareholder and related party, less
     current portion (note 9)                                      23,884              39,733
                                                           --------------      --------------

                                                                6,898,040           4,716,725
                                                           --------------      --------------
Commitments (note 8)

Shareholders' equity (note 11):
     Preferred stock, $4 liquidation value, 8.5%
     cumulative dividend,
        non-voting, 5,000,000 shares authorized,
        174,000 shares issued and outstanding                     696,000             696,000
     Common stock, $.01 par value, 25,000,000 shares
     authorized, 12,061,991 and 12,053,751 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively                                           120,619             120,537
     Additional paid-in capital                                 9,210,211           9,201,796
     Retained earnings (deficit)                               (1,734,540)          2,139,739
     Foreign currency translation adjustment                           -               28,325
                                                            -------------      --------------

                  Total shareholders' equity                    8,292,290          12,186,397
                                                           --------------      --------------

                                                        $      15,190,330          16,903,122
                                                           ==============      ==============

See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995





                                                                                 1997                1996               1995
                                                                                 ----                ----               ----
Net sales (note 13)                                                     $      20,122,575          22,731,034          17,501,687
Cost of sales                                                                  15,928,243          17,614,382          12,551,486
                                                                           --------------      --------------      --------------

                  Gross profit from operations                                  4,194,332           5,116,652           4,950,201

Selling expenses                                                                2,673,587           2,465,276           2,231,408
Administrative expenses                                                         2,361,940           2,273,548           1,987,452
Research and development expenses                                                  87,112              58,808              68,165
Unusual charge (note 2)                                                         3,398,540                  -                   -
                                                                           --------------      --------------      -------------

                  Income (loss) from operations                                (4,326,847)            319,020             663,176

Other income (expense):
     Interest income                                                               39,494              38,144              44,639
     Interest expense                                                            (475,056)           (376,341)           (359,202)
     Other (notes 12 and 16)                                                      170,186             589,400             130,533
                                                                           --------------      --------------      --------------

                  Income (loss) from continuing
                      operations before income taxes                           (4,592,223)            570,223             479,146

Provision (benefit) for income taxes (note 10)                                 (1,650,000)            257,301             286,400
                                                                           --------------      --------------      --------------

                  Income (loss) from continuing operations                     (2,942,223)            312,922             192,746

Discontinued operations (note 15):
     Loss from operations of discontinued
        Ag-Bag Europe PLC                                                        (448,832)             50,536            (85,553)
     Loss on disposal of Ag-Bag Europe PLC,
        plus applicable income tax benefit of
        $24,500                                                                  (424,064)                 -                   -
                                                                           --------------      --------------      -------------

                  Net income (loss)                                     $      (3,815,119)            363,458             107,193
                                                                           ==============      ==============      ==============

Basic and diluted net income (loss) per common share:
     Continuing operations                                              $       (.24)                .03                .02
     Discontinued operations                                                    (.08)                 -                (.01)
                                                                                 ---                 ---                ---

                  Total income (loss) per common share                  $       (.32)                .03                .01
                                                                                 ===                 ===                ===

Basic and diluted weighted average common shares
     outstanding                                                               12,056,641          12,095,751          12,062,019
                                                                            =============    ================    ================

See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                       Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995






                                                                                                         Foreign
                                      Preferred stock           Common stock     Additional  Retained    currency        Total
                                   ---------------------    --------------------  paid-in    earnings    translation   shareholders'
                                   Shares      Amount      Shares        Amount   capital    (deficit)   adjustment      equity
                                   ------      ------      ------        ------   -------    ---------   ----------      ------

Balance, December 31, 1994         174,000   $ 696,000     11,655,373   $ 116,553  8,853,513   1,787,408   (74,701)      11,378,773

   Stock issued in connection with
      exercise of warrant              -           -          137,500       1,375    149,875       -           -            151,250
   Stock issued in connection with
       conversion of debentures        -           -          250,667       2,507    182,224       -           -            184,731
   Stock issued in connection with
       employee stock plan             -           -           10,211         102     16,184       -           -             16,286
   Foreign currency translation        -           -               -           -          -        -       (19,976)         (19,976)
   Preferred stock dividends           -           -               -           -          -      (59,160)      -            (59,160)
   Net income                          -           -               -           -          -      107,193       -            107,193
                                ----------   ---------  --------------  ---------- ----------  ---------   -------   --------------

   Balance, December 31, 1995      174,000     696,000      12,053,751     120,537  9,201,796  1,835,441   (94,677)      11,759,097

   Foreign currency translation        -           -               -           -          -        -       123,002          123,002
   Preferred stock dividends           -           -               -           -          -      (59,160)      -            (59,160)
   Net income                          -           -               -           -          -      363,458       -            363,458
                                ----------   ---------    ------------  ----------  ---------  ---------   -------   --------------

   Balance, December 31, 1996      174,000     696,000      12,053,751     120,537  9,201,796  2,139,739    28,325       12,186,397

   Stock issued in connection with
       employee stock plan             -           -             8,240          82      8,415      -           -              8,497
   Foreign currency translation        -           -               -           -          -        -       (28,325)         (28,325)
   Preferred stock dividends           -           -               -           -          -      (59,160)      -            (59,160)
   Net loss                            -           -               -           -          -   (3,815,119)      -         (3,815,119)
                                ----------  ----------  --------------   --------- ----------  ---------   --------       ---------

   Balance, December 31, 1997      174,000   $ 696,000      12,061,991  $  120,619  9,210,211 (1,734,540)      -          8,292,290
                                ==========  ==========   =============   =========  =========  =========   ========       =========


   See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995




                                                                  1997                1996               1995
                                                                  ----                ----               ----
Cash flows from operating activities:
     Net income (loss)                                 $       (3,815,119)           363,458             107,193
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                          865,671            955,344           1,029,874
           Issuance of stock under employee stock plan              8,497                 -               16,286
           Write-down of intangible asset                         979,762                 -                   -
           Loss on disposal of Ag-Bag Europe PLC                  424,064                 -                   -
           Gain on disposition of fixed assets                    (69,903)          (326,013)            (54,919)
           Deferred income taxes                                 (755,000)            10,301             (45,000)
           Change in assets and liabilities:
               Accounts receivable                                556,877           (821,608)            285,043
               Inventories                                        926,793          1,110,995          (2,153,915)
               Other current assets                            (1,442,717)           (37,121)           (172,348)
               Other assets                                        23,681            (59,382)            (21,123)
               Accounts payable                                   303,349            225,063            (165,261)
               Accrued expenses and other current liabilities      64,383            249,429              86,537
               Income taxes payable                                39,636           (167,569)           (163,002)
                                                          ---------------     --------------      --------------

                  Net cash provided by (used in)
                  operating activities                         (1,890,026)         1,502,897          (1,250,635)
                                                          ---------------     --------------      --------------

Cash flows from investing activities:
     Capital expenditures                                      (1,346,527)        (2,337,974)           (641,846)
     Proceeds from disposition of fixed assets                    574,013            929,590             125,656
     Intangible assets                                            (31,503)            (9,232)            (14,433)
     Cash provided by sale of Ag-Bag Europe PLC                   795,739                 -                   -
                                                          ---------------     --------------       -------------

                  Net cash used in investing activities            (8,278)        (1,417,616)           (530,623)
                                                          ---------------     --------------      --------------

Cash flows from financing activities:
     Proceeds from line of credit                              22,466,810         25,784,004          21,425,761
     Principal payments on line of credit                     (21,016,517)       (26,883,684)        (20,077,631)
     Proceeds on issuance of debt                               1,041,093          1,570,335             714,616
     Principal payments on debt                                  (425,088)          (606,799)           (769,794)
     Proceeds from issuance of shareholders' notes                     -                  -               75,000
     Payment of shareholders' notes                               (14,316)           (12,979)           (382,945)
     Dividends paid                                               (59,160)           (59,160)            (59,160)
                                                          ---------------     --------------      --------------

                  Net cash provided by (used in)
                  financing activities                          1,992,822           (208,283)            925,847
                                                          ---------------     --------------      --------------

Effect of foreign currency translation                            (94,518)           123,002             (19,976)
                                                          ---------------     --------------      --------------

                  Net decrease in cash                                 -                  -             (875,387)

Cash and cash equivalents at beginning of year                        656                656             876,043
                                                          ---------------     --------------      --------------

Cash and cash equivalents at end of year               $              656                656                 656
                                                          ===============     ==============      ==============

Supplemental disclosures of cash flow information:
     Cash paid for interest                            $          511,686            419,600             414,100
     Cash paid for income taxes                                       426            414,500             494,400


See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements

                           December 31, 1997 and 1996




(1) Description of Business and Summary of Significant Accounting Policies
    ----------------------------------------------------------------------

   (a) Description of Business
       -----------------------

       Ag-Bag International Limited (the Company) is a Delaware corporation. The Company's primary operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain and other products. The Company also manufactures machines and bags for composting. The Company's primary market is North America, however, it also sells products in Europe and Latin America. As discussed in note 15, in December 1997 the Company sold its subsidiary, Ag-Bag Europe PLC.

       The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its common stock is trading is below the $1 per share minimum. The Company was formally notified on February 27, 1998 that its Common Stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28,1998 if the Company continues to not qualify under the new Nasdaq listing requirements. In the event the Company's common Stock is removed from quotation on the Nasdaq, the Company anticipates the Common Stock would be traded in the over-the-counter market (bulletin board system).

   (b) Principles of Consolidation
       ---------------------------

       The consolidated financial statements include the financial statements of Ag-Bag International Limited and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned partnerships are not consolidated and are instead accounted for on the equity method.

   (c) Statements of Cash Flows
       ------------------------

       For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       The Company  transferred  $132,865,  $281,118 and $163,910 in 1997,  1996 and 1995, respectively, from rental equipment to inventory held for sale.

       The Company received cancellation of a note payable in the amount of $151,250 during 1995 as consideration for the exercise of a warrant for 137,500 shares at $1.10 per share.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



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

   (f)  Property, Plant and Equipment
        -----------------------------

       Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from five to seven years for equipment and twenty to thirty years for buildings.

       Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

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

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



   (h) Stock Option Plan
       -----------------

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. (See note 11.)


   (i)  Income Taxes
        ------------

       The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized.

   (j)  Advertising Expenses
        --------------------

       Advertising expenses are charged to expense as incurred, except for advertising supplies, and were $497,617, $390,831 and $238,998 for 1997, 1996 and 1995, respectively. Advertising supplies are capitalized and amortized over one year.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



   (k) Net Income (loss) Per Common Share
       ----------------------------------

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). It simplifies the standards in APB No. 15 (Earnings per Share) for computing EPS by replacing primary EPS with basic EPS and by altering the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has fully implemented SFAS No. 128 during 1997. Prior year's EPS's have been restated to comply with SFAS No. 128.

       Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during each year. The calculation of diluted net income (loss) per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the treasury stock method, is antidilutive.

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

   (n) Reclassifications
       -----------------

       Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



(2) Unusual Charge
    --------------

     During the fourth quarter of 1997, the Company recognized a $3,398,540 unusual charge consisting of the following:

         Patent write-off                                 $       979,762
         Inventory write-down                                   2,418,778
                                                             ------------
                                                          $     3,398,540
                                                             ============


     The Company has certain patents related to the design of the Company's machines which, due to technical changes in machine design, have no remaining value. As a result of this obsolescence, a $979,762 patent write-off was taken.

     The Board of Directors decided to implement a realignment of the Company by re-focusing the Company's sales efforts back to its solid, core business products. As a result, certain noncore, long-term inventory was written down to fair market value or abandoned.




(3) Inventories
    -----------


     Inventories consist of the following:

                                                                                           December 31
                                                                                           -----------
                                                                                     1997             1996
                                                                                     ----             ----

         Parts and subassembly - current                                      $      1,348,323       1,169,384
         Work in process                                                             1,030,113         725,858
         Bags and machines                                                           3,149,803       3,340,624
                                                                                  ------------    ------------

                                                                                     5,528,239       5,235,866

         Parts and subassembly (long-term)                                                  -        1,401,127
                                                                                  ------------    ------------

                                                                              $      5,528,239       6,636,993
                                                                                  ============    ============

     Management has classified certain parts which may not be sold or used in production within the course of one year as long-term inventories. See note
     2 regarding the fourth quarter inventory revaluation.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(4) Intangible Assets, Net
    ----------------------

     Intangible assets, net consist of the following:

                                                                                          December 31
                                                                                          -----------
                                                                                     1997             1996
                                                                                     ----             ----
         Start-up costs                                                       $         31,503              -
         License and patent costs                                                      707,845       2,554,285
         Goodwill                                                                           -          668,612
         Covenant not to compete                                                       393,263         393,263
                                                                                  ------------    ------------

                                                                                     1,132,611       3,616,160

         Less accumulated amortization                                               1,028,064       1,913,584
                                                                                  ------------    ------------

                                                                              $        104,547       1,702,576
                                                                                  ============    ============

     See note 2 regarding fourth quarter write-off of patents.


(5) Property, Plant and Equipment, Net
    ----------------------------------

     Property, plant and equipment, net consist of the following:

                                                                                        December 31
                                                                                        -----------
                                                                                     1997          1996
                                                                                     ----          ----

         Land $                                                                   160,826         263,326
         Buildings                                                              2,624,299       1,569,658
         Vehicles                                                                 372,063         444,060
         Office furniture, fixtures and equipment                               1,758,834       1,735,423
         Plant equipment                                                        2,457,417       1,755,104
         Rental equipment                                                         596,927       2,384,357
         Leasehold improvements                                                    66,127          54,515
                                                                             ------------    ------------

                                                                                8,036,493       8,206,443

         Construction in progress                                                      -          957,417

         Less accumulated depreciation and
              amortization                                                      3,658,049       4,315,784
                                                                             ------------    ------------

                                                                             $  4,378,444       4,848,076
                                                                             ============    ============

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Certain property, plant and equipment serve as collateral for short and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 1997 and 1996, the net book value of the equipment under lease was $120,723 and $496,738, respectively.



(6) Accrued Expenses and Other Current Liabilities
    ----------------------------------------------

     Accrued expenses and other current liabilities consist of the following:

                                                                                          December 31
                                                                                          -----------
                                                                                     1997             1996
                                                                                     ----             ----


         Salaries and other compensation                                      $        324,545         371,194
         Other                                                                         715,926         644,946
                                                                                  ------------    ------------

                                                                              $      1,040,471       1,016,140
                                                                                  ============    ============

(7) Lines of Credit
    ---------------

     The Company had a note payable to a bank in the amount of $29,762 at December 31, 1996 under a line of credit agreement (LOC Agreement). The LOC Agreement was for a maximum of 400,000 English pounds ($685,000 at December 31, 1996), bearing interest at 7.75% at December 31, 1996 and was subject to renewal by the bank in June 1997. The LOC Agreement was secured by all assets of Ag-Bag Europe PLC and was subject to certain covenants. This agreement was renewed in June of 1997. With the sale of Ag-Bag Europe PLC, this note payable no longer exists.

     In addition, the Company has a domestic operating line of credit with a bank for up to $4,000,000 at December 31, 1997 and 1996. The domestic line of credit is secured by accounts receivable and inventories, and bears interest at 10% at December 31, 1997 and the bank's prime rate plus 1/2% in 1996 (9% at December 31, 1996). As of December 31, 1997 and 1996,
     $1,717,263 and $203,844 were outstanding under the operating line of credit. The line of credit is subject to certain covenants. At December 31, 1997, the Company was not in compliance with certain covenants due to the unusual charge the Company incurred. The Company has obtained a waiver for these violations.

     The Company also had an equipment line of credit with the bank for $200,000 at December 31, 1996 which bore interest at 9% and was secured by equipment purchased subject to the line. As of December 31, 1997 and 1996, $-0- and $145,600 was outstanding under the equipment line of credit.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(8) Long-term Debt and Capital Lease Obligations
    --------------------------------------------

     Long-term debt is comprised of the following:

                                                                                            December 31
                                                                                            -----------
                                                                                         1997          1996
                                                                                         ----          ----

         Note payable in monthly installments of $2,638, plus interest at prime plus 1.75% (10.25% at December 31, 1997 and 1996), through 2000,
              secured by building                                                $      77,873         109,523
         Note payable in monthly installments of $2,436,
              including interest at 8.32%, through 2005, secured by certain equipment, office furniture and fixtures and personal guarantees of certain shareholders, subordinate to building loan and
              certain equipment loans                                                  162,890         177,779
         Note payable in monthly installments of $3,567,
              including interest at 8% with a balloon payment
              in 1999, secured by real property                                        217,798         241,869
         Note payable in monthly installments of $4,183,
              including interest at 9% through 1999, secured
              by certain equipment                                                      72,851         114,248
         Note payable in monthly installments of $2,360, plus
              interest at prime plus 1.25% (9.75% at December 31,
              1997 and 1996), secured by certain equipment                              70,671          98,989
         Note payable in monthly installments of $1,474, plus
              interest at 9.5%, secured by certain equipment                            52,322          64,339
         Note payable, monthly payments of $6,724 at 9%
              through June 2017, secured by real property                              734,866       1,218,026
         Note payable in monthly installments of $4,816
              including interest at 7.5% through 2017,
              secured by real property                                                 613,401              -
         Note payable in monthly installments of $4,186 plus
              interest at 9%, secured by fixed asset blanket                           186,513              -
         Note payable with the City of Blair, Nebraska with
              monthly installments of $6,607 including interest
              at 3% through September 2003, secured by
              Blair Plant and Equipment                                                483,891              -
                                                                                  ------------    -----------

                                                                                     2,673,076       2,024,773

         Less current portion                                                          288,574         297,753
                                                                                  ------------    ------------

                                                                                 $   2,384,502       1,727,020
                                                                                  ============    ============


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                           Capital lease obligations
                                                   Long-term               -------------------------
                                                debt excluding        Minimum         Amount
                                                 capital lease         lease       representing
                                                  obligations        payments        interest        Principal
                                                  -----------        --------        --------        ---------


         Year ending December 31:
              1998                             $       288,574         187,438          31,027        156,411
              1999                                     447,624         141,072          25,989        115,083
              2000                                     207,399         125,885          17,484        108,401
              2001                                     181,900          39,716           7,639         32,077
              2002                                     162,285          32,561           6,072         26,489
              Thereafter                             1,385,294              -               -              -
                                                  ------------       ---------       ---------      ---------

                                               $     2,673,076         526,672          88,211        438,461
                                                  ============       =========       =========     ==========

(9) Note Payable to Shareholder and Related Party
    ---------------------------------------------

     The Company has a note payable to a shareholder of the Company. The note bears interest at 10% and requires monthly principal and interest payments of $1,600 through April 30, 2000. Interest expense related to shareholders and related parties amounted to $4,883, $6,222 and $29,188 in 1997, 1996 and 1995, respectively.

(10) Income Taxes
     ------------

     The income tax expense (benefit) from continuing operations consists of the following:

                                                                          Year ended December 31
                                                                          ----------------------
                                                                         1997           1996           1995
                                                                         ----           ----           ----


         Current:
              Federal                                             $       (896,500)      211,996       290,781
              State                                                          1,500        35,004        40,619
                                                                      ------------    ----------    ----------

                                                                          (895,000)      247,000       331,400
                                                                      ------------    ----------    ----------

         Deferred:
              Federal                                                     (638,000)        4,351       (49,047)
              State                                                       (117,000)        5,950         4,047
                                                                      ------------    ----------    ----------

                                                                          (755,000)       10,301       (45,000)
                                                                      ------------    ----------    ----------

                      Total income tax expense (benefit)          $     (1,650,000)      257,301       286,400
                                                                         =========    ==========    ==========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Deferred tax assets and liabilities consist of the following:

                                                                                            December 31
                                                                                            -----------
                                                                                       1997            1996
                                                                                       ----            ----

         Net operating loss carryforwards:
              Foreign                                                             $      -          176,550
              Federal                                                                    -              -
         Capital loss carryforward                                                    135,632           -
         Inventory write-downs                                                        721,742           -
         Expenses not currently deductible                                            178,865       105,505
                                                                                 ------------    ----------

                      Gross deferred tax asset                                      1,036,239       282,055

         Valuation allowance                                                         (135,632)     (176,550)
                                                                                  ------------       -------

                      Net deferred tax asset                                          900,607       105,505

         Gross deferred tax liability, primarily
              due to differences in depreciation                                      143,607       103,505
                                                                                 ------------    ----------

                      Net deferred tax asset (liability)                          $   757,000         2,000
                                                                                 ============    ==========


     The valuation allowance for deferred tax assets as of January 1, 1997 was $176,550. The total valuation allowance decreased $40,918 and $40,383 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company has net capital loss carryforwards for federal income tax purposes of approximately $350,000 which are available to offset future federal capital gain income, if any, through 2002.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



     The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                                  1997        1996       1995
                                                                                  ----        ----       ----

         Statutory federal income tax rate                                         (34)%      34%        34%
         Foreign losses providing no current
              income tax benefit                                                     -         -          7
         Realized benefit from foreign net
              operating losses                                                       -        (3)         -
         Nondeductible items                                                         1         4          11
         Tax settlement                                                              -         -          16
         Other                                                                      (3)        6           5
                                                                                   ---       ---         ---

         Effective tax rates                                                       (36)%      41%         73%
                                                                                    ==        ==          ==

(11) Shareholders' Equity
     --------------------

     Stock Warrants
     --------------

     In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 1997, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                                                Number                 Price per                Expiration
              Party                            of shares                 share                     date
              -----                            ---------                 -----                     ----

         Note holder                            137,500                  $1.10                 February 2001
                                             ==========



     Stock Awards
     ------------

     The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. Awards under the Plan amounted to 8,240, -0- and 10,211 shares for 1997, 1996 and 1995, respectively, with related compensation expense of $8,497, $-0- and $16,286, respectively.

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements



     Common Stock Options
     --------------------

     The Company has an Incentive Stock Option Plan (the Incentive Plan) and has reserved 185,000 shares of common stock for issuance under the Incentive Plan. Options under the Incentive Plan are to be issued to officers and employees of the Company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options is determined for each grant by the Board of Directors.

     During 1997 and 1996, under the aforementioned Plan, the Company granted 20,000 and 50,000 options with an exercise price of $.6875 and $1.06, respectively. The options were 100% vested at grant date. None of the options were exercised during 1997.

     Also in 1997, the Company granted 16,788 options under a non-transferable option agreement with an exercise price of $1.03. 10,000 options become 100% vested after two years and 6,788 options were 100% vested at the grant date. None of the options were exercised during the current year.

     During 1996, the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who is not an employee of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. In total 300,000 options were granted in 1996 with an exercise price of $1.06.

     The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes pricing model as prescribed under SFAS 123. No options were granted in 1994 and as a result no valuation is necessary. The following assumptions were made for grants made in 1997, 1996 and 1995: risk-free interest rate of 6.1%, expected life of three years, dividend rate of zero percent. For 1996 and 1995, the expected volatility over the expected life of the grant was assumed to be 70%. In 1997, the volatility was assumed to be 62%.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     If the Company had accounted for the value of the options granted during 1997, 1996 and 1995 in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                         1997            1996           1995
                                                                         ----            ----           ----


         Net income (loss):
              As reported                                         $     (3,815,119)      363,458       107,193
              Pro forma                                                 (3,876,586)      342,458       102,193

         Net income (loss) per share:
             As reported                                                    (0.32)          0.03          0.01
             Pro forma                                                      (0.32)          0.03          0.01

     The resulting pro forma compensation costs may not be representative of that expected in future years.

     Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 1997 are summarized as follows:

                                                                                                       Weighted
                                                                                                        average
                                                                                      Number           exercise
                                                                                     of shares           price
                                                                                     ---------           -----


         Options outstanding at December 31, 1994                                       110,000      $    3.02


         Options granted                                                                 10,000           1.68
                                                                                     ----------

         Options outstanding at December 31, 1995                                       120,000           3.02

         Options granted                                                                350,000           1.06
         Options expired                                                                (10,000)          3.00
                                                                                     ----------

         Options outstanding at December 31, 1996                                       460,000           1.53

         Options granted                                                                 36,788            .84
         Options expired                                                               (110,000)          2.90
                                                                                        -------

         Options outstanding at December 31, 1997                                       386,788      $    1.02
                                                                                     ==========          =====

     At December 31, 1997, the Company had outstanding options of 386,788 with a weighted average life expectancy of seven years and an exercise price range of $.68 - 1.06. Of the 386,788 options outstanding, 196,778 were exercisable at December 31, 1997 at a weighted average exercise price of $1.02.

     The weighted-average fair value of options granted during 1997, 1996 and 1995 were $.46, $.53 and $.85, respectively.

(12) Other Income
     ------------

     Other income includes gross profit from rentals of machinery and equipment of $24,886, $77,002 and $30,120 for 1997, 1996 and 1995, respectively.
     In 1997, other income also includes a loss on the sale of land of approximately $37,220.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(13) Foreign Sales Activity
     ----------------------

     Export sales from the Company's United States operations are as follows:

                                                                      Year ended December 31
                                                                   -------------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----


         Latin America/Mexico                                 $       726,000        1,392,000         613,000
         Canada                                                     1,380,000        1,788,000       1,418,000
         Germany (see note 16)                                      1,276,000        1,951,000       1,680,000
         Other                                                        341,000          668,000         322,000
                                                                 ------------     ------------    ------------

                                                              $     3,723,000        5,799,000       4,033,000
                                                                 ============     ============    ============

(14) Other Current Assets
     --------------------

     Other current assets consist of the following:

                                                                                        December 31
                                                                                        -----------
                                                                                       1997            1996
                                                                                       ----            ----


         Income tax receivable                                                   $       921,000            -
         Deferred income tax                                                             118,334            -
         Receivable from sale of Ag-Bag Europe PLC                                       647,800            -
         Receivable from sale of land                                                    182,500            -
         Other                                                                           144,050       273,503
                                                                                    ------------    ----------

                                                                                 $     2,013,684       273,503
                                                                                    ============    ==========

(15) Discontinued Operations
     -----------------------

     In December 1997, the Board of Directors approved the sale of Ag-Bag Europe PLC. The operation was sold by the end of December 1997 for $647,800 in cash. The loss on the sale of $424,064, net of tax benefit, represents the operation's activities through December 1997 and the net loss on disposal of the operation at the end of December 1997.

     Summarized data for Ag-Bag Europe PLC are as follows:

                                                                      Year ended December 31
                                                                      ----------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----


         Net sales - unaffiliated customers                   $     1,456,795        1,817,731       1,796,275
         Income (loss) from operations                               (448,832)          50,536         (85,553)
         Identifiable assets                                          840,661        1,592,429       1,689,594


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(16) German Venture
     --------------

     On February 27, 1997, the Company entered into a General Partnership Agreement with Budissa Agroservice Gesellschaft and formed the Partnership BAW (Budissa Agrodienstleistungen und Warenhandels). The Company has a 50% interest in the Partnership. The Partnership folds and distributes silage bags throughout Europe. The net loss of the Partnership for the year ended December 31, 1997 was insignificant.

     On February 27, 1997, the Partnership BAW also entered into a lease agreement with Ag-Bag International for the rental of a folding machine. Rent is paid based upon the poundage folded by BAW. In 1997, rental revenue to the Company was insignificant.

                          Independent Auditors' Report
                          ----------------------------





The Board of Directors and Shareholders
Ag-Bag International Limited:


Under date of February 25, 1998, we reported on the balance sheets of Ag-Bag International Limited as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                     /s/ KPMG PEAT MARWICK LLP
                                                         KPMG PEAT MARWICK LLP


Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995




              Column A                                 Column B          Column C                        Column D         Column E
              --------                                 --------          --------                        --------         --------
                                                       Balance at        Charged to      Charged       Write-offs,        Balance
                                                       beginning         costs and       to other         net of           at end
             Description                               of period         expenses        accounts       recoveries        of period
             -----------                               ---------         --------        --------       ----------        ---------

Year ended December 31:
     1997:
        Allowance for doubtful accounts           $     248,824           211,822        (52,246)*       (208,400)        200,000
        Warranty reserve                                 75,633           253,308             -          (203,941)        125,000

     1996:
        Allowance for doubtful accounts                 234,913           105,423             -           (91,512)        248,824
        Warranty reserve                                 50,000           222,972             -          (197,339)         75,633

     1995:
        Allowance for doubtful accounts                 157,263           183,813             -          (106,163)        234,913
        Warranty reserve                                 25,061            57,127             -           (32,188)         50,000


*Due to sale of subsidiary.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
------       ----------------------

3.1          Restated Certificate of Incorporation(2)

3.2          Bylaws of the Company(2)

4.1          Form of Common Stock Certificate(1)

4.3          Warrant dated February 13, 1995, to Norwood Venture Corp.(2)

10.1         Employment Contract of Larry R. Inman(1)*

10.3         1991 Employee Stock Plan, as amended effective November 1, 1996(3)*

10.4         Incentive Stock Option Plan, as amended effective November 1,
             1996(3)*

10.5         Nonemployee Director Stock Option Plan(3)*

11           Statement re computation of earnings per share

12           Statement re computation of ratios

21           Subsidiaries of the Registrant

23           Reference is made to the financial reports of KPMG Peat Marwick LLP containing opinions with respect to the financial statements

27.1         Financial Data Schedule for fiscal year 1997

27.2         Restated Financial Data Schedule for fiscal years 1995 and 1996

 * Management contract or compensatory plan


(1)  Filed as exhibit to the Form S-1 Registration No.33-46115
(2)  Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
      1994
(3)  Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
      1996