Form 10-Q
period 1998-03-31
AG BAG INTERNATIONAL LTD
filed 1998-05-01
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          March 31, 1998


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of April 30, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                              ASSETS

                                           March 31          December 31
                                          (Unaudited)
                                       1998         1997         1997
                                    ----------   ----------   ----------

Current assets:
 Cash and cash equivalents         $       656  $       656  $       656
 Accounts receivable                 4,357,279    3,939,245    2,191,682
 Inventories                         6,043,490    6,646,429    5,528,239
 Other current assets                1,346,755      826,735    2,168,123
                                    ----------   ----------   ----------

     Total current assets           11,748,180   11,413,065    9,888,700

 Deferred income tax                   638,666        2,000      638,666
 Intangible assets, less
  accumulated amortization              98,715    1,656,047      104,547
 Property, plant and equipment
  less accumulated depreciation      4,327,638    4,820,801    4,378,444
 Long-term inventories                     -      1,419,334          -
 Other assets                          119,839      210,927      179,973
                                    ----------   ----------   ----------

Total assets                       $16,933,038  $19,522,174  $15,190,330
                                    ==========   ==========   ==========

                                   (Continued)



                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           March 31          December 31
                                          (Unaudited)
                                       1998         1997         1997
                                    ----------   ----------   ----------

Current liabilities:
 Notes payable to bank             $ 2,880,521  $ 2,786,678  $ 1,717,263
 Current portion of long term
  debt and capital lease
  obligations                          428,531      534,179      444,985
 Current portion of notes
  payable to shareholders'              15,876       14,344       15,876
 Accounts payable                    1,666,757    1,380,882      949,373
 Accrued expenses and other
  current liabilities                1,013,245      780,927    1,040,471
 Income tax payable                     39,636          -         39,636
                                    ----------   ----------   ----------

   Total current liabilities         6,044,566    5,497,010    4,207,604

 Long term debt and capital
  lease obligation, less
  current portion                    2,565,709    2,231,300    2,666,552
 Notes payable to shareholders'
  less current portion                  20,264       36,282       23,884
                                    ----------   ----------   ----------
   Total liabilities                 8,630,539    7,764,592    6,898,040
                                    ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                            696,000      696,000      696,000
 Common stock, $.01 par value          120,619      120,537      120,619
 Additional paid-in capital          9,210,211    9,201,796    9,210,211
 Retained earnings (deficit)        (1,724,331)   1,746,472   (1,734,540)
 Foreign currency translation              -         (7,223)         -
                                    ----------   ----------   ----------
   Total shareholders' equity        8,302,499   11,757,582    8,292,290
                                    ----------   ----------   ----------
Total liabilities and
 shareholders' equity              $16,933,038  $19,522,174  $15,190,330
                                    ==========   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Preferred Stock       Common Stock       Paid-In     Retained
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Total
                                    ------   ------     ------     ------    -------     --------       -----

Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $8,292,290

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                   25,003       25,003
                                   -------   -------  ----------   -------   ---------    ---------   ----------
Balance March 31, 1998             174,000   696,000  12,061,991   120,619   9,210,211   (1,724,331)   8,302,499
                                   =======   =======  ==========   =======   =========    =========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                         Ended March 31
                                                          (Unaudited)
                                                      ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $ 4,717,661  $ 2,757,187
Cost of sales                                          3,584,209    2,193,850
                                                       ---------    ---------
Gross profit from operations                           1,133,452      563,337

Selling expenses                                         657,716      554,834
Administrative expenses                                  417,902      502,696
Research and development expenses                         26,993       28,063
                                                       ---------    ---------

Income (loss) from operations                             30,841     (522,256)

Other income (expense):
  Interest income                                         22,462        7,130
  Interest expense                                       (99,245)     (48,591)
  Miscellaneous                                           82,945       59,533
                                                       ---------    ---------
Income (loss) from continuing
 operations before provision for
 income taxes                                             37,003     (504,184)

Provision (benefit) for income taxes                     (12,000)     208,320
                                                       ---------    ---------

Income (loss) from continuing
 operations                                               25,003     (295,864)

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                            (82,613)
                                                       ---------    ---------

Net income (loss)                                    $    25,003  $  (378,477)
                                                       =========    =========

Basic and diluted net income (loss)
 per common share
  Continuing operations                              $       .00  $      (.02)
  Discontinued operations                            $       .00  $      (.01)
                                                       ---------    ---------
                                                     $       .00  $      (.03)
                                                       =========    =========

Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,053,751
                                                      ==========   ==========



                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Three Months Ended March 31
                                                         (Unaudited)
                                                ---------------------------
                                                     1998          1997

                                                     ----          ----
Cash flows from operating activities:
 Net income (loss)                                $    25,003  $  (378,477)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                      131,675      288,114
   (Gain) loss on disposition of fixed assets          10,768        1,443
Changes in assets and liabilities:
    Accounts receivable                            (2,165,597)    (976,645)
    Inventories                                      (515,251)  (1,428,770)
    Other current assets                              821,368     (280,168)
    Accounts payable                                  717,384      681,691
    Accrued expenses and other current
     liabilities                                      (27,226)    (235,213)
            Other assets                               60,134       (7,273)
                                                   ----------   ----------
Net cash used in operating activities                (941,742)  (2,335,298)
                                                   ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                (168,812)    (215,753)
 Proceeds from disposition of fixed assets             83,004          -
                                                   ----------   ----------
Net cash used in investing activities                 (85,808)    (215,753)
                                                   ----------   ----------
Cash flows from financing activities:
 Net Proceeds from line of credit                   1,163,258    2,553,072
 Principal payments on debt                          (117,298)     (49,078)
 Proceeds from issuance of debt                           -        100,845
 Payment of shareholders' notes                        (3,620)      (3,450)
 Payment of preferred dividends                       (14,790)     (14,790)
                                                   ----------   ----------
Net cash provided by financing activities           1,027,550    2,586,599
                                                   ----------   ----------
Effect of foreign currency translation                    -        (35,548)
                                                   ----------   ----------
Net decrease in cash                                    - 0 -        - 0 -

Cash and cash equivalents at beginning
 of period                                                656          656
                                                   ----------   ----------
Cash and cash equivalents at end of period        $       656  $       656
                                                   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The Company's financial statements reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month period should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

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

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 1998, compared to the results of operations for the three-month period ended March 31, 1997, and to changes in the Company's financial condition from December 31, 1997 to March 31, 1998.

         On December 5, 1997, the Board of Directors approved the sale of the Company's U.K. subsidiary which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as discontinued operations for the quarter ended March 31, 1997.

         Sales for the quarter ended March 31, 1998 increased 71.10% to $4,717,661 compared to $2,757,187 for the quarter ended March 31, 1997. Sales for the quarter were up as a result of the stabilizing milk prices and lower feed costs (grain) which spurred capital expenditures for machinery and equipment. Recent research articles published on the benefits of bagging over the use of bunkers has also helped to increase sales for the quarter, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos. Machine sales for the first quarter of 1998 were up over 80% compared to the first quarter of 1997. The Company also introduced its next generation (hydraulic finger controlled) silage bagger during the first quarter. Bag sales for the quarter were up compared to the first quarter of 1997. The comparative increase is due largely to reduced bag sales which occurred in the first quarter of 1997 caused by startup delays from the construction of the Company's new bag folding production facility.

         Gross profit from sales for the quarter ended March 31, 1998 increased 101.20% to $1,133,452 compared to $563,337 for the quarter ended March 31, 1997. The increase for the quarter was the result of increased sales volumes and improved margins.

         Selling expenses for the quarter ended March 31, 1998 increased 18.54% to $657,716 compared to $554,834 for the quarter ended March 31, 1997. The increase for the quarter was the result of increased meeting and travel expenses, coupled with increased advertising expenses from the Company's new image and product advertising campaign.

         Administrative expenses for the quarter ended March 31, 1998 decreased 16.87% to $417,902 compared to $502,696 for the period ended March 31, 1997. The decrease for the quarter was the result of lower amortization expense as a result of the fourth quarter 1997 strategic realignment, coupled with lower professional fees and general operating overhead.

         Interest expense for the quarter ended March 31, 1998 increased 104.24% to $99,245 compared to $48,591 for the period ended March 31, 1997. The increase for the quarter was the result of increased sales volume coupled with the Company utilizing a larger portion of its credit facilities as a result of extended term sales offered during the fourth quarter of 1997. The Company also added a long-term construction and equipment loan in July, 1997 to finance its new Blair, Nebraska facilities.

         Net income for the quarter ended March 31, 1998 was $25,003 compared to a loss of $378,477 for the period ended March 31, 1997. The increase for the quarter was the result of increased sales and lower administrative expenses, which were offset by higher selling and interest costs. The Company recorded a loss from discontinued operations of its U.K. subsidiary, Ag-Bag Europe, PLC in the amount of $82,613 during the first quarter of 1997. As part of the strategic realignment in December, 1997, the Company's U.K. subsidiary was sold.

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

         Accounts receivable increased 10.61% as of March 31, 1998 to $4,357,279 from the March 31, 1997 level of $3,939,245 The increase in accounts receivable was the result of higher sales for the quarter, of which a large portion occurred in the last month of the quarter.

         Inventory at March 31, 1998 was $6,043,490, which was 25.07% lower than inventory at March 31, 1997 of $8,065,763. The decrease in inventory resulted from increased sales volumes. In addition, certain noncore, long-term inventory was written down to fair market value or abandoned as part of the strategic realignment of the Company in December of 1997.

         The Company entered into a new $5,000,000 operating line of credit on April 20, 1998. The new line of credit, which is with a new lender, replaced the old line of credit and is secured by accounts receivable, inventory and other assets of the Company. As of March 31, 1998, the outstanding balance under the line of credit was $2,880,521. Management believes that, along with funds generated from operations and its credit facility, it will be able to meet the Company's cash requirements through 1998.

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

Financial Accounting Standards Not Yet Adopted
----------------------------------------------

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130 for its current fiscal year.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company has adopted SFAS No. 131 for its current fiscal year.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                            (Registrant)



Date: May  1, 1998                      By: /s/ Michael R. Wallis
                                        -----------------------------------
                                            Michael R. Wallis
                                            Chief Financial Officer and
                                            Vice President