Form 10-Q
period 1998-06-30
AG BAG INTERNATIONAL LTD
filed 1998-07-21
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          June 30, 1998


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of July 10, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                 June 30          December 31
                                               (Unaudited)
                                            1998         1997         1997
                                         ----------   ----------   ----------

Current assets:
 Cash and cash equivalents              $       656  $       656  $       656
 Accounts receivable                      6,004,442    6,671,815    2,191,682
 Inventories                              5,871,385    7,219,711    5,528,239
 Other current assets                       349,166      580,025    2,168,123
                                         ----------   ----------   ----------

     Total current assets                12,225,649   14,472,207    9,888,700

 Deferred income tax                        638,666        2,000      638,666
 Intangible assets, less
  accumulated amortization                   92,199    1,605,427      104,547
 Property, plant and equipment
  less accumulated depreciation           4,117,460    4,957,330    4,378,444
 Long-term inventories                           -     1,344,334           -
 Other assets                               286,951      221,077      179,973
                                         ----------   ----------   ----------

Total assets                            $17,360,925  $22,602,375  $15,190,330
                                         ==========   ==========   ==========



                                   (Continued)



                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30          December 31
                                               (Unaudited)
                                            1998         1997         1997
                                         ----------   ----------   ----------

Current liabilities:
 Notes payable to bank                               $ 4,142,076  $ 1,717,263
 Current portion of long term
  debt and capital lease
  obligations                           $   368,681      434,058      444,985
 Current portion of notes
  payable to shareholders'                   15,876       14,344       15,876
 Accounts payable                         1,739,130    2,118,732      949,373
 Accrued expenses and other
  current liabilities                     1,215,088      992,034    1,040,471
 Income tax payable                         521,836       77,680       39,636
                                         ----------   ----------   ----------

   Total current liabilities              3,860,611    7,778,924    4,207,604

 Notes payable to bank                    2,059,391           -            -
 Long term debt and capital
  lease obligation, less
  current portion                         2,370,563    2,474,215    2,666,552
 Notes payable to shareholders'
  less current portion                       16,347       32,743       23,884
                                         ----------   ----------   ----------
   Total liabilities                      8,306,912   10,285,882    6,898,040
                                         ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                 696,000      696,000      696,000
 Common stock, $.01 par value               120,619      120,537      120,619
 Additional paid-in capital               9,210,211    9,201,796    9,210,211
 Retained earnings (deficit)               (972,817)   2,304,042   (1,734,540)
 Foreign currency translation                    -        (5,882)          -
                                         ----------   ----------   ----------
   Total shareholders' equity             9,054,013   12,316,493    8,292,290
                                         ----------   ----------  ----------
Total liabilities and
 shareholders' equity                   $17,360,925  $22,602,375  $15,190,330
                                         ==========   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                    Preferred Stock       Common Stock       Paid-In     Retained
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Total
                                    ------   ------     ------     ------    -------     --------       -----

Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $8,292,290

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                   25,003       25,003
                                   -------   -------  ----------   -------   ---------    ---------    ---------
Balance March 31, 1998             174,000   696,000  12,061,991   120,619   9,210,211   (1,724,331)   8,302,499

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                  766,304      766,304
                                   -------   -------  ----------   -------   ---------    ---------    ---------
Balance June 30, 1998              174,000   696,000  12,061,991   120,619   9,210,211     (972,817)   9,054,013
                                   =======   =======  ==========   =======   =========    =========    =========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                          Ended June 30
                                                           (Unaudited)
                                                      ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $ 9,649,103  $ 8,026,872
Cost of sales                                          7,013,712    5,965,929
                                                      ----------   ----------
Gross profit from operations                           2,635,391    2,060,943

Selling expenses                                         792,305      669,947
Administrative expenses                                  621,888      585,617
Research and development expenses                         19,941        8,594
                                                      ----------   ----------

Income from operations                                 1,201,257      796,785

Other income (expense):
  Interest income                                         24,408        1,863
  Interest expense                                      (134,674)    (138,631)
  Miscellaneous                                          145,513      112,956
                                                      ----------   ----------
Income from continuing
 operations before provision for
 income taxes                                          1,236,504      772,973

Provision for income taxes                               470,200      286,000
                                                      ----------   ----------

Income from continuing
 operations                                             766,304       486,973

Discontinued operations
  Income from operations of discontinued
         Ag-Bag Europe PLC                                   -         85,387
                                                      ---------    ----------

Net income                                           $  766,304   $   572,360
                                                      =========    ==========

Basic and diluted net income
 per common share
  Continuing operations                              $      .06   $       .04
  Discontinued operations                            $      .00   $       .01
                                                      ---------    ----------
                                                     $      .06   $       .05
                                                      =========    ==========

Basic and diluted weighted average
 number of common shares outstanding                 12,061,991    12,053,751
                                                     ==========    ==========



                              See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months
                                                          Ended June 30
                                                           (Unaudited)
                                                      ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $14,366,764  $10,784,058
Cost of sales                                         10,597,921    8,159,772
                                                      ----------   ----------
Gross profit from operations                           3,768,843    2,624,286

Selling expenses                                       1,450,021    1,224,782
Administrative expenses                                1,039,790    1,088,310
Research and development expenses                         46,934       36,657
                                                      ----------   ----------

Income from operations                                 1,232,098      274,537

Other income (expense):
  Interest income                                         46,869        8,931
  Interest expense                                      (233,918)    (187,222)
  Miscellaneous                                          228,458      172,551
                                                      ----------   ----------
Income from continuing
 operations before provision for
 income taxes                                          1,273,507      268,797

Provision for income taxes                               482,200       77,680
                                                      ----------   ----------

Income from continuing
 operations                                              791,307      191,117

Discontinued operations
  Income from operations of discontinued
         Ag-Bag Europe PLC                                    -         2,766
                                                      ----------   ----------

Net income                                           $   791,307  $   193,883
                                                      ==========   ==========

Basic and diluted net income
 per common share
  Continuing operations                              $      .06   $       .02
  Discontinued operations                            $      .00   $       .00
                                                      ---------    ----------
                                                     $      .06   $       .02
                                                      =========    ==========

Basic and diluted weighted average
 number of common shares outstanding                 12,061,991    12,053,751
                                                     ==========    ==========



                              See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended June 30
                                                           (Unaudited)
                                                     ------------------------
                                                        1998         1997
                                                        ----         ----

Cash flows from operating activities:
 Net income                                          $   791,307  $   193,883
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         299,428      535,528
   Loss on disposition of fixed assets                       769        1,443
Changes in assets and liabilities:
    Accounts receivable                               (3,812,760)  (3,709,215)
    Inventories                                         (148,405)  (1,711,485)
    Other current assets                               1,818,957      (33,458)
    Accounts payable                                     789,757    1,419,541
    Accrued expenses and other current
     liabilities                                         174,617      (24,106)
            Income tax payable                           482,200       77,680
            Other assets                                (106,978)     (17,423)
                                                      ----------   ----------
Net cash provided (used) in operating
 activities                                              288,892   (3,267,612)
                                                      ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                   (231,610)    (656,034)
 Proceeds from disposition of fixed assets                10,000           -
                                                      ----------   ----------
Net cash used in investing activities                   (221,610)    (656,034)
                                                      ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit                        342,128    3,762,870
 Principal payments on debt                             (372,293)     (99,567)
 Proceeds from issuance of debt                               -       331,120
 Payment of shareholders' notes                           (7,537)      (6,990)
 Payment of preferred dividends                          (29,580)     (29,580)
                                                      ----------   ----------
Net cash provided (used) in financing
 activities                                              (67,282)   3,957,853
                                                      ----------   ----------
Effect of foreign currency translation                        -       (34,207)
                                                      ----------   ----------
Net decrease in cash                                      - 0 -        - 0 -

Cash and cash equivalents at beginning
 of period                                                   656          656
                                                      ----------   ----------
Cash and cash equivalents at end of period           $       656  $       656
                                                      ==========   ==========

             See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The Company's financial statements reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the six-month period should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

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

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 1998, compared to the results of operations for the three-month period ended June 30, 1997, and to the results of operations for the six-month period ended June 30, 1998, compared to the results of operations for the six-month period ended June 30, 1997, and to changes in the Company's financial condition from December 31, 1997 to June 30, 1998.

         On December 5, 1997, the Board of Directors approved the sale of the Company's U.K. subsidiary which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as discontinued operations for the quarter and six-month period ended June 30, 1997.

         Sales for the quarter ended June 30, 1998 increased 20.21% to $9,649,103 compared to $8,026,872 for the quarter ended June 30, 1997. Sales for the six-month period ended June 30, 1998 increased 33.22% to $14,366,764 compared to $10,784,058 for the six-month period ended June 30, 1997. Sales for the quarter were up as a result of the stabilizing milk prices and lower feed costs (grain) which spurred capital expenditures for machinery and equipment. Recent university research articles published on the benefits of bagging over the use of bunkers has also helped to increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos. Machine and bag sales for the second quarter were up over 15% compared to the second quarter of 1997. Additionally, the environmental division of the Company sold several composting systems during the second quarter of 1998(generating over $300,000 in revenue) where as none were sold in the second quarter of 1997. This reflects what the company believes, is a growing interest in Ag-Bag's composting system and technology coupled with continued successes in pilot projects.

         Sales for the six-month period were up as a result of the above mentioned factors coupled with the Company's introduction of its next generation (hydraulic finger controlled) silage Bagger during the first quarter of 1998. Machine sales for the six-month period were up over 33% compared to the same period in 1997 and bag sales were up over 22% compared to the same period in 1997. Additionally, environmental division sales of composting systems for the six-month period were over $450,000 compared to $10,000 for the same period in 1997.

         Gross profit from sales for the quarter ended June 30, 1998 increased 27.87% to $2,635,391 compared to $2,060,943 for the quarter ended June 30, 1997. Gross profit from sales for the six-month period ended June 30, 1998 increased 43.61% to $3,768,843 compared to $2,624,286 for the six-month period ended June 30, 1997. The increase for the quarter and six-month period were the result of increased sales volumes and improved margins.

         Selling expenses for the quarter ended June 30, 1998 increased 18.26% to $792,305 compared to $669,947 for the quarter ended June 30, 1997. Selling expenses for the six-month period ended June 30, 1998 increased 18.39% to $1,450,021 compared to $1,224,782 for the six-month period ended June 30, 1997. The increase for the quarter and six-month period were the result of increased meeting and travel expenses, coupled with increased commissions from higher sales volumes and increased advertising expenses related to the Company's new image and product advertising campaign.

         Administrative expenses for the quarter ended June 30, 1998 increased 6.19% to $621,888 compared to $585,617 for the period ended June 30, 1997. Administrative expenses for the six-month period ended June 30, 1998 increased 4.45% to $1,039,790 in comparison to $1,088,310 for the six-month period ended June 30, 1997. The increase for the quarter and six-month period were the result of slightly higher personnel costs and general administrative overheads, which were offset by lower amortization expense as a result of the fourth quarter 1997 strategic realignment.

         Interest expense for the quarter ended June 30, 1998 decreased 2.85% to $134,674 in comparison to $138,631 for the period ended June 30, 1997. Interest expense for the six-month period ended June 30, 1998 increased 24.94% to $233,918 compared to $187,222 for the six-month period ended June 30, 1997. The decrease for the quarter was the result of reduced usage of the Company's line of credit which were was offset by additional interest expense from the new long-term construction and equipment loans taken out in July, 1997 to finance the Company's new Blair, Nebraska facilities. The increase for the six-month period was the result of the Company utilizing a larger portion of its credit facilities during the first quarter of the year as a result of extended term sales offered during the fourth quarter of 1997. Additionally, the Company added a long-term construction and equipment loan in July, 1997 to finance its new Blair, Nebraska facilities.

         Net income for the quarter ended June 30, 1998 increased 33.88% to $766,304 compared to $572,360 for the period ended June 30, 1997. Net income for the six-month period ended June 30, 1998 increased 408.13% to $791,307 compared to $193,883 for the six-month period ended June 30, 1997. The increase for the quarter was the result of increased sales and improving margins, which were offset by higher selling and administrative costs. The increase for the six-month period was the result of increased sales and improving margins, which were offset by higher selling and interest costs. The Company recorded income from discontinued operations of its U.K. subsidiary, Ag-Bag Europe, PLC, in the amount of $85,387 during the second quarter of 1997 and $2,766 for the six-month period ended June 30, 1997. As part of the strategic realignment in December, 1997, the Company sold Ag-Bag Europe, PLC.

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

         Accounts receivable decreased 10.00% as of June 30, 1998 to $6,004,442 from the June 30, 1997 level of $6,671,815. The decrease in accounts receivable was the result of increased collection efforts coupled with tighter credit terms.

         Inventory at June 30, 1998 was $5,871,385, which was 31.44% lower than inventory at June 30, 1997 of $8,564,045. The decrease in inventory resulted from increased sales volumes. In addition, certain noncore, long-term inventory was written down to fair market value or abandoned as part of the strategic realignment of the Company in December of 1997.

         The Company entered into a new long-term $5,000,000 operating line of credit on April 20, 1998. The new line of credit, which is with a new lender, replaced the old line of credit and is secured by accounts receivable, inventory and other assets of the Company. As of June 30, 1998, the outstanding balance under the line of credit was $2,059,391. Management believes that, along with funds generated from operations and its credit facility, it will be able to meet the Company's cash requirements through 1998.

     In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on February 27, 1998 that its Common Stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28, 1998 if the Company continues to not qualify under the new Nasdaq listing requirements. On May 29, 1998 the Company was formally notified that its stock would be delisted within 5 days unless it submitted a formal plan and written request for exemption from the new listing requirements. On June 4, 1998 the Company submitted information to Nasdaq requesting an exemption from this $1 per share minimum bid price listing requirement and has been informed that its request will be reviewed. On July 13, 1998 the Company received notification that its request for exemption had been denied. The Company has appealed this decision and has requested a written hearing on the matter. The Company is currently awaiting a response to its written appeal for exemption.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      An Annual Meeting of Stockholders was held on June 1, 1998.

         (b) Larry R. Inman, Lemuel E. Cunningham and Robert N. Thurston were elected as directors of the Company. Michael B. Leahy, Arthur P. Schuette, Rolf E. Soderstrom, Michael W. Foster and Roy I. Anderson continued as directors of the Company after the Annual Meeting of Stockholders.

         (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of Larry R. Inman, Lemuel E. Cunningham and Robert N. Thurston. The results of the election were as follows:

                                                            Votes
                                                          Against or                       Broker
             Nominee                Votes For              Withheld        Abstentions    Nonvotes

          Larry R.                  9,342,887                    0           536,893         0
           Inman
          Lemuel E.                 9,342,887                    0           536,893         0
           Cunningham
          Robert N.                 9,312,710                    0           567,010         0
           Thurston

         (d)      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) A report on Form 8-K dated June 12, 1998 was filed with respect to a change in the Company's certifying accountant. Effective June 8, 1998, the Company engaged Yergen & Meyer, LLP as its new independent accountants and dismissed KPMG Peat Marwick, LLP as its independent accountants.

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


                                    AG-BAG INTERNATIONAL LIMITED,
                                    a Delaware corporation
                                        (Registrant)



Date: July 21, 1998                 By: /s/ Michael R. Wallis
                                        -----------------------------------
                                        Michael R. Wallis
                                        Chief Financial Officer and
                                        Vice President, Finance