Form 10-Q
period 1998-09-30
AG BAG INTERNATIONAL LTD
filed 1998-11-16
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 1998


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of November 1, 1998

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                               September 30        December 31
                                                (Unaudited)
                                             1998         1997        1997
                                          ----------   ----------   ----------

Current assets:
 Cash and cash equivalents               $       656  $       656  $       656
 Accounts receivable                       5,961,768    6,952,358    2,191,682
 Inventories                               5,900,008    6,861,528    5,528,239
 Other current assets                        433,183      480,632    2,168,123
                                          ----------  -----------   ----------


     Total current assets                 12,295,615   14,295,174    9,888,700

 Deferred income tax                         638,666        2,000      638,666
 Intangible assets, less
  accumulated amortization                    86,536    1,551,841      104,547
 Property, plant and equipment
  less accumulated depreciation            4,017,744    4,976,869    4,378,444
 Long-term inventories                             -    1,269,334            -
 Other assets                                363,383      213,558      179,973
                                           ---------   ----------   ----------

Total assets                             $17,401,944  $22,308,776  $15,190,330
                                          ==========   ==========   ==========



                                   (Continued)


                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              September 30        December 31
                                               (Unaudited)
                                            1998         1997         1997
                                         ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                   $1,290,035  $ 3,501,274  $ 1,717,263
 Current portion of long term
  debt and capital lease
  obligations                            $  365,394      525,803      444,985
 Current portion of notes
  payable to shareholders'                   15,876       14,344       15,876
 Accounts payable                         1,453,722    1,861,533      949,373
 Accrued expenses and other
  current liabilities                     1,560,358    1,005,755    1,040,471
 Income tax payable                         860,379      217,816       39,636
                                         ----------  -----------  -----------

   Total current liabilities              5,545,764    7,126,525    4,207,604

 Long term debt and capital
  lease obligation, less
  current portion                         2,289,005    2,691,211    2,666,552
 Notes payable to shareholders'
  less current portion                       12,329       29,113       23,884
                                          ---------   ----------   ----------
   Total liabilities                      7,847,098    9,846,849    6,898,040
                                          ---------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                 696,000      696,000      696,000
 Common stock, $.01 par value               120,619      120,619      120,619
 Additional paid-in capital               9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)                (471,984)   2,487,490   (1,734,540)
 Foreign currency translation                     -      (52,393)           -
                                          ---------   ----------   ----------
   Total shareholders' equity             9,554,846   12,461,927    8,292,290
                                          ---------   ----------   ----------
Total liabilities and
 shareholders' equity                   $17,401,944  $22,308,776  $15,190,330
                                         ==========   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                    Preferred Stock       Common Stock       Paid-In     Retained
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Total
                                    ------   ------     ------     ------    -------     --------       -----

Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $8,292,290

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                   25,003       25,003
                                   -------   -------  ----------   -------   ---------   ----------    ---------
Balance March 31, 1998             174,000   696,000  12,061,991   120,619   9,210,211   (1,724,327)   8,302,503

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                  766,304      766,304
                                   -------   -------  ----------   -------   ---------   ----------   ----------
Balance June 30, 1998              174,000   696,000  12,061,991   120,619   9,210,211     (972,813)   9,054,017

Preferred stock dividends                                                                   (14,790)     (14,790)
Net income                                                                                  515,619      515,619
                                   -------   -------  ----------   -------   ---------   ----------   ----------
Balance September 30, 1998         174,000   696,000  12,061,991   120,619   9,210,211     (471,984)   9,554,846
                                   =======   =======  ==========   =======   =========   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Three Months
                                                       Ended September 30
                                                          (Unaudited)
                                                     ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $ 9,678,591  $ 7,173,158
Cost of sales                                          7,148,347    5,309,887
                                                       ---------    ---------
Gross profit from operations                           2,530,244    1,863,271

Selling expenses                                         888,644      695,900
Administrative expenses                                  681,267      660,995
Research and development expenses                         64,175        9,971
                                                       ---------    ---------

Income from operations                                   896,158      496,405

Other income (expense):
  Interest income                                         12,232          221
  Interest expense                                      (117,070)    (160,371)
  Miscellaneous                                           68,299      102,427
                                                       ---------    ---------
Income from continuing
 operations before provision for
 income taxes                                            859,619      438,682

Provision for income taxes                               344,000     (102,000)
                                                       ---------    ---------

Income from continuing
 operations                                              515,619      336,682

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                     -     (138,444)
                                                       ---------    ---------

Net income                                           $   515,619   $  198,238
                                                       =========    =========

Basic and diluted net income
 per common share
  Continuing operations                              $       .04   $      .03
  Discontinued operations                            $       .00   $     (.01)
                                                       ---------    ---------
                                                     $       .04   $      .02
                                                       =========    =========

Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,060,052
                                                      ==========   ==========

                  See Notes to Condensed Financial Information

                             AG-BAG INTERNATIONAL LIMITED
                          CONDENSED STATEMENTS OF OPERATIONS

                                                          Nine Months
                                                       Ended September 30
                                                          (Unaudited)
                                                     ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $24,172,073  $18,028,046
Cost of sales                                         17,814,256   13,529,966
                                                      ----------   ----------
Gross profit from operations                           6,357,817    4,498,080

Selling expenses                                       2,338,666    1,920,682
Administrative expenses                                1,721,057    1,749,306
Research and development expenses                        111,110       46,628
                                                      ----------   ----------

Income from operations                                 2,186,984      781,464

Other income (expense):
  Interest income                                         59,101        9,152
  Interest expense                                      (350,989)    (347,593)
  Miscellaneous                                          238,030      264,457
                                                      ----------   ----------
Income from continuing
 operations before provision for
 income taxes                                          2,133,126      707,480

Provision for income taxes                               826,200     (179,680)
                                                      ----------   ----------

Income from continuing
 operations                                            1,306,926      527,800

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                     -     (135,680)
                                                      ----------   ----------

Net income                                           $ 1,306,926  $   392,120
                                                      ==========   ==========

Basic and diluted net income
 per common share
  Continuing operations                              $       .10  $       .04
  Discontinued operations                            $       .00  $      (.01)
                                                      ----------   ----------
                                                     $       .10  $       .03
                                                      ==========   ==========

Basic and diluted weighted average
 number of common shares outstanding                 12,061,991    12,061,505
                                                     ==========    ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Nine Months
                                                        Ended September 30
                                                          (Unaudited)
                                                    --------------------------
                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
 Net income                                         $ 1,306,926  $   392,120
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                        430,382      809,617
           Inventory obsolescence reserves               75,000      240,000
   Loss on disposition of fixed assets                      769        1,443
   Issuance of stock under employee plan                               8,497
Changes in assets and liabilities:
    Accounts receivable                              (3,770,086)  (3,989,758)
    Inventories                                        (252,024)  (1,493,869)
    Other current assets                              1,734,940       65,935
    Accounts payable                                    504,349    1,162,342
    Accrued expenses and other current
     liabilities                                        519,887      (10,385)
            Income tax payable                          820,743      217,816
            Other assets                               (183,410)      (9,904)
                                                     ----------   ----------
Net cash provided(used)in operating
 activities                                           1,187,476   (2,846,146)
                                                     ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                  (257,185)    (789,117)
 Proceeds from disposition of fixed assets               10,000            -
                                                     ----------   ----------
Net cash used in investing activities                  (247,185)    (789,117)
                                                     ----------   ----------
Cash flows from financing activities:
 Net borrowings(payments) on
         line of credit                                (427,228)   3,122,068
 Principal payments on debt                            (486,655)    (243,829)
 Proceeds from issuance of debt                          29,517      892,731
 Payment of shareholders' notes                         (11,555)     (10,619)
 Payment of preferred dividends                         (44,370)     (44,370)
                                                     ----------   ----------
Net cash provided(used)in financing
 activities                                            (940,291)   3,715,981
                                                     ----------   ----------
Effect of foreign currency translation                        -      (80,718)
                                                     ----------   ----------
Net decrease in cash                                      - 0 -        - 0 -

Cash and cash equivalents at beginning
 of period                                                  656          656
                                                     ----------  -----------
Cash and cash equivalents at end of period           $      656  $       656
                                                      =========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The Company's financial statements reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the nine-month period should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.


Reclassifications
-----------------
Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.


Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130 for its current fiscal year. There is no difference between net income and comprehensive income for the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company has adopted SFAS No. 131 for its current fiscal year. The Company has analyzed its operations and determined that it has no reportable segments.

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

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 1998, compared to the results of operations for the three-month period ended September 30, 1997, and to the results of operations for the nine-month period ended September 30, 1998, compared to the results of operations for the nine-month period ended September 30, 1997, and to changes in the Company's financial condition from December 31, 1997 to September 30, 1998.

         On December 5, 1997, the Board of Directors approved the sale of the Company's U.K. subsidiary which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as discontinued operations for the quarter and nine-month period ended September 30, 1997.

         The core business of the Company is historically seasonal due to the harvest seasons in the northern hemisphere. Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 60 to 75% of the Company's revenue occurring during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past 3 years by quarter:

    -----------------------------------------------------------------
    Quarter              1995             1996           1997*
    -----------------------------------------------------------------
    1st                   26%              17%             14%
    ---------------- --------------- ---------------- ---------------
    2nd                   33%              30%             40%
    ---------------- --------------- ---------------- ---------------
    3rd                   30%              36%             35%
    ---------------- --------------- ---------------- ---------------
    4th                   11%              17%             11%
    ---------------- --------------- ---------------- ---------------

*In addition to seasonal factors, revenues which normally would have occurred in the first quarter of 1997 were shifted to the second quarter due to the delay in the start up of the Company's new production facility in Blair, Nebraska.

         Sales for the quarter ended September 30, 1998 increased 34.93% to $9,678,591 compared to $7,173,158 for the quarter ended September 30, 1997. Sales for the nine-month period ended September 30, 1998 increased 34.08% to $24,172,073 compared to $18,028,046 for the nine-month period ended September 30, 1997. Sales for the quarter were up as a result of continued improving milk prices and lower grain feed costs in the U.S. which has spurred capital expenditures for machinery and equipment. Recent university research articles published on the benefits of bagging over the use of bunkers has also helped to increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos.

         Machine sales for the third quarter were up over 68% and bag sales were up over 28% compared to the third quarter of 1997. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. Additionally, Ag-Bag Environmental sold another composting system during the third quarter of 1998(generating $100,000 in revenue) where as none were sold in the third quarter of 1997. This reflects what the company believes is a growing interest in Ag-Bag's composting system and technology coupled with continued successes in pilot projects.

         Sales for the nine-month period were up as a result of the above mentioned factors coupled with the Company's introduction of its next generation (hydraulic finger controlled) silage bagger during the first quarter of 1998. Machine sales for the nine-month period were up over 43% compared to the same period in 1997 and bag sales were up over 25% compared to the same period in 1997. Additionally, sales of composting systems for the nine-month period were over $550,000 compared to $10,000 for the same period in 1997.

         Gross profit from sales for the quarter ended September 30, 1998 increased 35.80% to $2,530,244 compared to $1,863,271 for the quarter ended September 30, 1997. Gross profit from sales for the nine-month period ended September 30, 1998 increased 41.35% to $6,357,817 compared to $4,498,080 for the nine-month period ended September 30, 1997. The increases for the quarter and nine-month periods were the result of increased sales volumes to cover fixed operating overheads which were offset by lower margins as a result of intense competition in certain areas of the U.S. market.

         Selling expenses for the quarter ended September 30, 1998 increased 27.70% to $888,644 compared to $695,900 for the quarter ended September 30, 1997. Selling expenses for the nine-month period ended September 30, 1998 increased 21.76% to $2,338,666 compared to $1,920,682 for the nine-month period ended September 30, 1997. The increases for the quarter and nine-month periods were the result of increased meeting and travel expenses, coupled with increased commissions from higher sales volumes and increased advertising expenses related to the Company's new image and product advertising campaign.

         Administrative expenses for the quarter ended September 30, 1998 increased 3.07% to $681,267 compared to $660,995 for the period ended September 30, 1997. Administrative expenses for the nine-month period ended September 30, 1998 decreased 1.61% to $1,721,057 in comparison to $1,749,306 for the nine-month period ended September 30, 1997. The increase for the quarter was the result of higher personnel costs and general administrative overheads, which were offset by lower amortization expense as a result of the fourth quarter 1997 write-off of certain patent rights. The decrease for the nine-month period was the result of the above mentioned factors coupled with lower professional fees.

         Interest expense for the quarter ended September 30, 1998 decreased 27.00% to $117,070 in comparison to $160,371 for the period ended September 30, 1997. Interest expense for the nine-month period ended September 30, 1998 increased .94% to $350,989 compared to $347,593 for the nine-month period ended September 30, 1997. The decrease for the quarter was the result of reduced usage of the Company's line of credit which was offset by additional interest expense from the new long-term construction and equipment loans taken out in July, 1997 to finance the Company's new Blair, Nebraska facilities. The slight increase for the nine-month period was the result of the Company utilizing a larger portion of its credit facilities during the first quarter of the year as a result of extended term sales offered during the fourth quarter of 1997. Additionally, the Company added a long-term construction and equipment loan in July, 1997 to finance its new Blair, Nebraska facilities.

         Net income for the quarter ended September 30, 1998 increased 260.10% to $515,619 compared to $198,238 for the period ended September 30, 1997. Net income for the nine-month period ended September 30, 1998 increased 330.30% to $1,306,926 compared to $392,120 for the nine-month period ended September 30, 1997. The increase for the quarter was the result of increased sales coupled with lower interest costs, which were offset by tighter margins and higher selling and administrative costs. The increase for the nine-month period was the result of the increased sales which were offset by tighter margins and higher selling costs. The Company recorded a loss from discontinued operations of its U.K. subsidiary, Ag-Bag Europe, PLC, in the amount of $138,444 during the third quarter of 1997 and $135,680 for the nine-month period ended September 30, 1997. The Company sold Ag-Bag Europe, PLC in December 1997.

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

         Accounts receivable decreased 14.25% as of September 30, 1998 to $5,961,768 from the September 30, 1997 level of $6,952,358. The decrease in accounts receivable was the result of increased collection efforts coupled with tighter credit terms.

         Inventory at September 30, 1998 was $5,900,008, which was 27.44% lower than inventory at September 30, 1997 of $8,130,862. The decrease in inventory resulted from increased sales volumes. In addition, certain noncore, long-term inventory was written down to fair market value or abandoned as part of the strategic realignment of the Company in December of 1997 totaling $2,418,778.

         Intangible assets at September 30, 1998 decreased to $86,536 compared to $1,551,841 at September 30, 1997. The decrease was the result the sale of the Company's U.K. subsidiary and the goodwill and intangibles associated with that investment, coupled with certain patent rights that were written off at December 31, 1997.

         The Company entered into a new long-term $5,000,000 operating line of credit on April 20, 1998. The new line of credit, which is with a new lender, replaced the old line of credit and is secured by accounts receivable, inventory and other assets of the Company. As of September 30, 1998, the outstanding balance under the line of credit was $1,290,035. Management believes that, along with funds generated from operations and its credit facility, it will be able to meet the Company's cash requirements through 1998.

         In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on February 27, 1998 that its Common Stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28, 1998 if the Company continues to not qualify under the new Nasdaq listing requirements. On May 29, 1998 the Company was formally notified that its stock would be delisted within 5 days unless it submitted a formal plan and written request for exemption from the new listing requirements. On June 4, 1998 the Company submitted information to Nasdaq requesting an exemption from this $1 per share minimum bid price requirement. On July 13, 1998 the Company received notification that its request for exemption had been denied. The Company appealed this decision and was notified on October 27, 1998 that it had been granted a temporary exemption to the minimum bid price requirement until January 8, 1999, at which time if the Company is not in compliance with the minimum bid price requirement, its Common Stock will be delisted.

         In the event the Company's Common Stock is removed from quotation on the Nasdaq, the Company anticipates the Common Stock would be traded in the over-the-counter market (bulletin board system). The removal from quotation on Nasdaq could have a material adverse effect on the Company's ability to raise additional equity capital in a public stock offering should that become necessary.

Year 2000
---------

         The Year 2000 issue exists because many computer programs use two digit date fields to define the applicable year rather than four digit date fields. Because of this, computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-IT") that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays or breakdowns, a temporary inability to process transactions, send invoices, or engage in other normal business activity. Incomplete or untimely resolution of the Year 2000 issue by the Company or important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition or results of operations.

The Company's approach to the Year 2000 issued is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

  - failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues,
  - inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure by third parties regarding the Year 2000 issue,
  - failure to address Year 2000 issue with all vendors, including utility vendors, and customers,
  - infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and
  - failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

State of Readiness. The Company, in conjunction with outside consultants, has made an assessment of the effect of the Year 2000 issue on its IT and non-IT systems. The Company has identified certain modifications to its IT systems which are necessary to address the Year 2000 issue and has fully implemented those modifications. The Company has determined there are no necessary modifications to its non-IT systems. Based on this assessment and implementation of the modifications discussed above, the Company believes its IT systems and non-IT systems will properly recognize calendar dates beginning in the year 2000.

In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has not evaluated its vendors and customers non-IT systems. The Company has received responses from approximately 80% of its vendors and 45% of its customers and expects that the remaining responses will be received by December 31, 1998. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect.

Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $30,000 and the Company estimates its total cost to become Year 2000 compliant will be approximately $45,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not received responses from all third parties.

Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or lost revenue caused by interruption in the Company's customers' businesses. The Company is unable to quantify the effect of such scenario. However, the Company has identified its critical vendors and customers and does not believe that any such vendors or customers represent a significant risk. In addition, the first month of the fiscal year is not a critical production period or period of customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations.

Company's Contingency Plan. Based on the Company's assessment of the Year 2000 issue, the Company has not developed and does not intend to develop a contingency plan to address the reasonably likely worst case scenario.





                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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


                                  AG-BAG INTERNATIONAL LIMITED,
                                  a Delaware corporation
                                      (Registrant)



Date: November 13, 1998           By: /s/ Michael R. Wallis
                                     ------------------------------------------
                                     Michael R. Wallis
                                     Chief Financial Officer and
                                     Vice President, Finance