Form 10-K405/A
period 1997-12-31
AG BAG INTERNATIONAL LTD
filed 1999-02-17
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d OF THE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based on the closing sales price of the Common Stock on March 20, 1998, the aggregate market value of the voting stock of registrant held by non-affiliates was $4,967,321.

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

================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                            PAGE

PART I            ............................................................1
     Item 1.      Business....................................................1
     Item 2.      Property....................................................9
     Item 3.      Legal Proceedings..........................................10
     Item 4.      Submission of Matters to a Vote of Security Holders........10
     Executive Officers of the Registrant....................................10

PART II           ...........................................................11
     Item 5.      Market for Registrant's Common Equity and Related
                    Stockholder Matters......................................11
     Item 6.      Selected Financial Data....................................14
     Item 7.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................16
     Item 7A.     Quantitative and Qualitative Disclosures about
                    Market Risk..............................................22
     Item 8.      Financial Statements and Supplemental Data.................22
     Item 9.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................22

PART III          ...........................................................22
     Items 10. and 11.  Directors and Executive Officers of Registrant
                    and Executive Compensation...............................22
     Item 12.     Security Ownership of Certain Beneficial Owners
                    and Management...........................................22
     Item 13.     Certain Relationships and Related Transactions.............23

PART IV           ...........................................................23
     Item 14.     Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K..............................................23

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

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

         Product                              1995     1996     1997
         ---------                            ----     ----     ----
         Bags                               $10,932  $13,294  $12,355
         Machines                           $ 5,380  $ 8,199  $ 6,236
         Other                              $ 1,347  $ 1,492  $ 1,702
                                            -------  -------  --------
         Net Sales                          $17,659  $22,985  $20,293

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

     The Company is developing other uses for its bagging technology. In 1993, it established an environmental division focused on composting technologies and a grain bagging division. In late 1997, the Company dissolved its grain bagging division. The Company has adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable Tri-Dura-REGISTERED TRADEMARK- plastic bags. The Company has developed plastic bag bailers which enable the Company to bail and pick up the recyclable Tri-Dura-REGISTERED TRADEMARK- plastic bags from its customers.

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

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 60-75% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter                   1995              1996              1997*
         -------                   ----              ----              ----
         1st                        26%               17%               14%
         2nd                        33%               30%               40%
         3rd                        30%               36%               35%
         4th                        11%               17%               11%

* In addition to seasonal factors, revenues which normally would have occurred in the first quarter of 1997 were not earned until the second quarter due to the delay in the start up of the Company's new production facility in Blair, Nebraska.


FARM EQUIPMENT AND PRODUCTS
---------------------------

     INTRODUCTION. Silage is made using the Ag-Bag-REGISTERED TRADEMARK- system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura-REGISTERED TRADEMARK-storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value that would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

     The Ag-Bag-REGISTERED TRADEMARK- system is an alternative to bunkers, pits and silos. The Ag-Bag-REGISTERED TRADEMARK- bagging machines push the forage into huge recyclable plastic film Tri-Dura-REGISTERED TRADEMARK- bags with sufficient compaction to minimize the amount of oxygen in the bag which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut and store the forage thus reducing the loss of nutrients.

     AG-BAG-REGISTERED TRADEMARK- FARM EQUIPMENT. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger-REGISTERED TRADEMARK-." The Ag-Bagger-REGISTERED TRADEMARK- is available in three versions with a number of optional features.

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. The retail price for this machine ranges from approximately $20,000 to $45,000.

     In 1992, the Company introduced a medium-sized machine which can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura-REGISTERED TRADEMARK-storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $70,000 to $145,000.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags ranging in size from 9 to 12 feet in diameter and 150 to 250 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger-REGISTERED TRADEMARK- was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $180,000 to $230,000.

     A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber-REGISTERED TRADEMARK- with a retail price ranging from $6,000 to $17,000. The Flex-a-Tuber-REGISTERED TRADEMARK- permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags. The round bale Flex-a-Tubers-REGISTERED TRADEMARK- are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags up to 200 feet in length.

     The Company also assembles and sells the Mighty Bite-REGISTERED TRADEMARK-front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite-REGISTERED TRADEMARK- closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures them in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,000 to $4,500.

     In 1996, the Company developed and introduced the Square Bale Bagger which retails for between $22,500 and $26,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- flex storage bags of 6, 8 and 9 feet in diameter and up to 200 feet in length.

     The Company has adapted its Ag-Bag-REGISTERED TRADEMARK- bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is combined with a shredder that shreds the organic material which is then fed into the bagging machine which bags the compostable matter into huge Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag compost bagging machines retail for between $50,000 and $250,000.

     AG-BAG TRI-DURA-REGISTERED TRADEMARK- STORAGE BAGS. The Ag-Bag Tri-Dura-REGISTERED TRADEMARK- disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 250 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The Company then converts the rolls into bags by cutting the rolls into the various bag lengths and folding the bags for use on the Company's bagging machines. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura-REGISTERED TRADEMARK- bag is used, it may be recycled or disposed of in another manner, but may not be reused.

     The Company contracts for the manufacture of, and sells Tri-Dura-REGISTERED TRADEMARK- three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $950. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

     AG-BAG-REGISTERED TRADEMARK- INOCULANT. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!-REGISTERED TRADEMARK-. The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The Company has experienced an increase in the sales of liquid inoculant since June 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for bunkers, pits and storage of high moisture grain.

     Bags and machines each account for more than 30% of the Company's consolidated revenue and have done so for the last three years.

MARKET SIZE
-----------

     The market for Ag-Bag-REGISTERED TRADEMARK- machinery and Ag-Bag Tri-Dura-REGISTERED TRADEMARK- recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1996, over 170,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook X published in 1997 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 150,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag-REGISTERED TRADEMARK- farm equipment and Tri-Dura-REGISTERED TRADEMARK- storage bags; and that only about 5-7% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany, Central Europe, Australia, Spain, France, Japan, Thailand, New Zealand, Puerto Rico, and the United Kingdom where the Company currently operates, and there is a large potential market in other countries into which the Company may expand.

     The Company has also developed a system for "in-vessel" composting which is designed to eliminate odors and control leachate which is inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills The Company's primary focus is currently directed towards municipalities, private composters, military bases and zoos. The Company currently estimates the size of the compost market within North America to be $1 billion a year. In the composting area, the Company sold 2 bagging systems in 1997 compared to 4 in 1996, placed 2 sublicense agreements and commenced 5 pilot projects in 1997. The Company also has 2 ongoing university research studies in process as well. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.


MARKETING
---------

     The Company markets its Ag-Bag-REGISTERED TRADEMARK- farm equipment, Tri-Dura-REGISTERED TRADEMARK- storage bags, Ag-Bag Plus!-REGISTERED TRADEMARK-and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1997, there were 150 dealers serviced by a combined total of 17 regional and territorial Company-employed managers. Most of the dealers market the entire Ag-Bag-REGISTERED TRADEMARK- line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag-REGISTERED TRADEMARK- inoculants. The Company also sells farm equipment, Tri-Dura-REGISTERED TRADEMARK- storage bags, and inoculant directly to large customers in the states of California, New Mexico, Washington, and in the New England area.

     The Company offers customers the opportunity to finance the purchase of Ag-Bag-REGISTERED TRADEMARK- farm equipment through unaffiliated third parties who offer lease-purchase financing.

     The Company rents Ag-Bag-REGISTERED TRADEMARK- bagging machines to farmers located in the state of California. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1997, the Company had 5 machines available for rent. The Company also sells Tri-Dura-REGISTERED TRADEMARK- storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag-REGISTERED TRADEMARK- bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

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

     The Company has formed an environmental division to market its "in-vessel" composting system. The Company intends to establish and market this system through a composting dealer network. In addition, the Company expects to further develop a regional and territorial sales force which will have expertise in composting and environmental recovery. The Company markets its composting system through a sublicense which allows the end user to use the Ag-Bag-REGISTERED TRADEMARK- compost technology.

     The Company is not dependent on any single customer or a few customers. The loss of any customer would not have a material adverse effect on the Company.


ASSEMBLY AND MANUFACTURING
--------------------------

     AG-BAG-REGISTERED TRADEMARK- FARM EQUIPMENT. The Company buys most of its components for its bagging machines from various other manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, Square Bale Baggers, and Flex-a-Tubers-REGISTERED TRADEMARK- are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled both at the Warrenton facility and at the Company's Blair, Nebraska plant.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     AG-BAG TRI-DURA-REGISTERED TRADEMARK- STORAGE BAGS. All of the three-ply Tri-Dura-REGISTERED TRADEMARK- bonded storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura-REGISTERED TRADEMARK- plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in uncut rolls to the Company's plant in Blair, Nebraska, where they are cut to the proper lengths and folded for shipment to the Company's dealers or directly to large customers, such as feedlots.

     AG-BAG-REGISTERED TRADEMARK- INOCULANTS. The liquid inoculant is purchased by the Company on the open market. The Company believes that the liquid inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     The Company purchases its Tri-Dura-REGISTERED TRADEMARK- bags from one supplier and the Company considers its relationship with the supplier as good. The Company believes there are adequate alternative suppliers available in the event the supplier is unable to provide bags.

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


COMPETITION
-----------

     The Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems, hence, the Company's corporate slogan, the "Complete One." Ag-Bag is the only company which manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States which manufacture similar silage bagging machines. There are also a number of competitors which manufacture bale wrapper machines, which compete with the Company's Flex-a-Tuber-REGISTERED TRADEMARK-. The Company believes that it distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas in the U.S., a recycling service for used Ag-Bag Tri-Dura-REGISTERED TRADEMARK- bags.

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

     The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation. The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus!-REGISTERED TRADEMARK- which was developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

     The names Ag-Bag-REGISTERED TRADEMARK-, Ag-Bag Plus!-REGISTERED TRADEMARK-, Bale-Bag-REGISTERED TRADEMARK-, Flex-a-Tuber-REGISTERED TRADEMARK-, Flex-a-Tube-REGISTERED TRADEMARK-, ABCTI System-REGISTERED TRADEMARK-, Mighty Bite-REGISTERED TRADEMARK-, Tri-Dura-REGISTERED TRADEMARK-, and the symbol "AB"-REGISTERED TRADEMARK- are all registered as trademarks with the United States Patent and Trademark Office.

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


FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
----------------------------------------------------------------------------


                                                         (In thousands)
                                                      Year Ended December 31
                                                  ----------------------------

                                                  1995        1996        1997
                                                  ----        ----        ----

Sales to unaffiliated customers:
         United States                           $13,509     $17,133     $16,501
         Canada                                    1,418       1,788       1,380
         Germany                                   1,680       1,951       1,276
         Latin America/Mexico                        613       1,392         726
         Other foreign countries                     322         668         341
                                                 -------     -------     -------
                                                 $17,542     $22,932     $20,224

Sales to affiliated customers:
         Officers and Directors                      117          53          69
                                                 -------     -------     -------
Total                                            $17,659     $22,985     $20,293
                                                 =======     =======     =======

Sales or transfers between United States
and United Kingdom: ........................     $   329     $   237     $   165
                                                 =======     =======     =======


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

     The Company owns facilities in Blair, Nebraska, where the Company folds and packages its Tri-Dura-REGISTERED TRADEMARK- feed storage bags; prepares and packages its proprietary inoculant; assembles some of its smaller bagging machines and warehouses products. During 1996, the Company began consolidating its Blair, Nebraska operations into a newly constructed facility which consists of three buildings comprising approximately 70,000 square feet. Construction was completed on all facilities and the Company fully occupied its new buildings in early 1997. The Blair Nebraska facilities are subject to a mortgage in the amount of $1,348,267. Management estimates that manufacturing at the Blair facility is currently at approximately 65% of capacity.


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

     Due to the filing for bankruptcy by Michael A. Hunt, a civil class-action was filed in the Federal District Court of Minnesota, 4th Division on January 30, 1998 by S & S Forage & Equipment Co. Inc., on behalf of bag customers against the Company, UpNorth Plastics, Inc. and Poly America, Inc. (the "S & S Case"). The S & S Case alleges substantially the same claims as the Hunt Case and also does not specify an amount of alleged damages. The Company is currently negotiating with the trustee in bankruptcy for Michael A. Hunt to dismiss the Hunt Case with prejudice. The outcome of the foregoing litigation is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.


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
                                        Manager of Blair, Nebraska Plant (since 1980);
                                        KW Trucking (1984-1987).


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

1996:

First quarter                     1-15/32             1-1/8
Second quarter                    1-47/64            1-3/16
Third quarter                      1-5/16             11/16



Fourth quarter                      1-1/8             25/32

1997:

First quarter                       1-3/8             13/16
Second quarter                        7/8              9/16
Third quarter                           1               5/8
Fourth quarter                          1             31/64
------------------------

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

UNREGISTERED SECURITIES
-----------------------

      The following unregistered securities have been issued by the Company during the last three fiscal years:

-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                                                 Name of
                                                                Principal
                                  Title and Amount of         Underwriter/         Name or Class of
                                       Securities             Underwriting           Persons who
                                    Granted/Exercise          Discounts or             Received          Consideration
       Date of Grant              Price if Applicable          Commissions            Securities            Received
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                    10,211 Shares of
       April 6, 1995                 Common Stock(1)               N/A                 Employees                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                  300,000 Options for
                                  Common Stock/$1.0625                                Nonemployee
     November 11, 1996                 per share(2)                N/A                 Directors                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                   50,000 Options for
                                  Common Stock/$1.0625
     November 11, 1996                 per share(3)                N/A                  Officers                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                                                                                            For consulting
                                   6,788 Options for                                                      services; value of
                                  Common Stock/$.6875                                                     services estimated
     February 17, 1997                 per share(4)                N/A              Patrick Meunier          to be $5,000
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                   10,000 Options for
                                  Common Stock/$.6875
     February 17, 1997                 per share(5)                N/A                 Udo Weber                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                   20,000 Options for
                                  Common Stock/$.6875
       July 17, 1997                   per share(3)                N/A                  Officers                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------
                                    8,240 Shares of
      August 26, 1997                Common Stock(1)               N/A                 Employees                $0
-----------------------------    -----------------------    ------------------    -------------------   ---------------------

<F1> Granted under the 1991 Employee Stock Plan.
<F2> Granted under Nonemployee Director Stock Option Plan. Options vest according to terms of plan.
<F3> Granted under the Incentive Stock Option Plan. Options vest immediately.
<F4> Issued pursuant to nontransferable option agreement which provides for vesting as follows:
     40% vest and become exercisable six months after the grant date, another 40% vest and become exercisable two years after the grant date, and the remaining 20% vest and become exercisable three years after the grant date.
<F5> Issued pursuant to a nontransferable option agreement which provides for vesting as follows:
     100% vested after two years from date of grant.

     The above unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.


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

                                                              (In thousands, except per share data)
                                                                    Year Ended December 31,
                                                     ---------------------------------------------------

                                                     1993        1994        1995        1996       1997
                                                     ----        ----        ----        ----       ----

Statement of Operations Data:

Net Sales                                          $ 18,617    $ 20,707    $ 17,659    $ 22,985   $ 20,293
Cost of Sales                                        13,089      14,833      12,679      17,791     18,493
                                                   --------    --------    --------    --------   --------

Gross Profit from Operations                          5,528       5,874       4,980       5,194      1,800

Selling and Administrative Expenses                   4,285       4,490       4,219       4,739      5,035
Research and Development Expenses                       123          60          68          59         87
Unusual Charge                                                                                         980
                                                   --------    --------    --------    --------   --------

Income (Loss) from Operations                         1,120       1,324         693         396     (4,302)
Other Income (Expense)                                 (243)       (362)       (214)        174       (290)
                                                   --------    --------    --------    --------   --------

Income (Loss) before Provision for
  Income Taxes, Discontinued Operations
   and Extraordinary Item                               877         962         479         570     (4,592)

Provision (Benefit) for Income Taxes                    181         429         286         257     (1,650)
                                                   --------    --------    --------    --------   --------

Income (Loss) before Discontinued
  Operations and Extraordinary Item                     696         533         193         313     (2,942)

Discontinued Operations-income (loss)
 from operations                                                                (86)         50       (449)
Discontinued Operations-loss on disposal of
  Ag-Bag Europe, PLC (less income tax benefit of
  $24,500)                                                                                            (424)
                                                   --------    --------    --------    --------   --------

Income(Loss) before Extraordinary
  Item                                                  696         533         107         363     (3,815)

Extraordinary Item-Gain on
  Extinguishment of Debt (Less Income
  Taxes of $78,200)                                     152
                                                   --------    --------    --------    --------   --------

Net Income (Loss)                                  $    848    $    533    $    107    $    363   $ (3,815)
                                                   ========    ========    ========    ========   ========



                                                              (In thousands, except per share data)
                                                                    Year Ended December 31,
                                                     ---------------------------------------------------

                                                     1993        1994        1995        1996       1997
                                                     ----        ----        ----        ----       ----

Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations and Extraordinary Item              $   0.06    $   0.04    $   0.02    $   0.03   $   (.24)
  Discontinued Operations                                                      (.01)                  (.08)
  Extraordinary Item                               $   0.01
                                                   --------    --------    --------    --------   --------
                                                   $   0.07    $   0.04    $   0.01    $   0.03   $  (0.32)
                                                   ========    ========    ========    ========   ========
Diluted Earnings per Share:
  Income (Loss) before Discontinued
    Operations and Extraordinary Item              $   0.06    $   0.04    $   0.02    $   0.03   $   (.24)
  Discontinued Operations                                                      (.01)                  (.08)
  Extraordinary Item                               $   0.01
                                                   --------    --------    --------    --------   --------
                                                   $   0.07    $   0.04    $   0.01    $   0.03   $   (.32)
                                                   ========    ========    ========    ========   ========

Weighted Average Shares:
  Basic                                              10,581      11,645      12,062      12,096     12,056
                                                   ========    ========    ========    ========   ========
  Diluted                                            10,581      11,645      12,062      12,096     12,056
                                                   ========    ========    ========    ========   ========

Balance Sheet Data:
                                                                         December 31,
                                                     ---------------------------------------------------

                                                     1993        1994        1995        1996       1997
                                                     ----        ----        ----        ----       ----

Working Capital                                    $  5,566    $  5,334    $  6,078    $  6,090   $  5,681

Current Assets                                        8,905       8,445       9,379       8,746      9,889

Total Assets                                         15,633      15,546      16,297      16,903     15,190

Current Liabilities(1)                                3,339       3,111       3,301       2,656      4,208

Long-term Debt(1)                                     2,263       1,056       1,237       2,061      2,690

Total Stockholders' Equity(2)                        10,031      11,379      11,759      12,186      8,292
-------------------------------

<F1> Includes loans from shareholders and deferred taxes.
<F2> Includes $696 of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                                                     Year Ended December 31,

                                                1993          1994             1995         1996           1997
                                                ----          ----             ----         ----           ----

Net Sales                                       100%           100%            100%          100%          100%

Costs and Expenses:
  Cost of Sales                                  70%            72%             72%           77%           91%
  Selling and Administration                     23%            22%             24%           21%           25%
  Research and Development                        1%           ---             ---           ---           ---
  Unusual Charge                                ---            ---             ---           ---             5%

Income (Loss) From Operations                     6%             6%              4%           2%           (21%)
                                                ----           ----            ----         ----           ----


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

     The Board of Directors decided to implement additional realignment of the Company by re-focusing the Company's sales efforts back to its core business products. As a result, certain non-core, long-term inventory was written down to fair market value or abandoned. The non-core products that were discontinued and abandoned as a result of the strategic realignment were both new and used older style tuber, feed table and grain bagging machines along with general accessory machinery products such as mixer wagons, bale feeders, airvents, unloaders and parts. During 1995, 1996 and 1997, sales of inventory which was later determined to be non-core products as a result of the strategic realignment were $719,408, $760,497 and $514,556, respectively. In addition, in 1997, the Company refined its policy for establishing inventory valuation reserves. In 1997, in connection with the strategic realignment and resultant refocusing of the Company's sales efforts and in accordance with the refined policy for valuation reserves, the Company reassessed and revised its estimates of fair market value resulting in an inventory write-down charge totaling $2,418,778, of which $2,088,223 relates to non-core products and $330,555 relates to core products.

     In addition to the strategic realignment, certain patent rights were determined during the year to be obsolete, due to recent technological improvements in the Company's and industry's bagging machinery. As a result, certain patent rights were written-off during the year resulting in a charge to earnings. This action resulted in an unusual charge of $979,762 during the fourth quarter of 1997. Beginning in 1996, the Company and its competitors instituted minor machine design changes involving the processes covered by the patent. In the Company's view, these design changes were minor and did not significantly diminish the prospects for sales of machines which incorporate the processes covered by the patent.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. The cable-less machines do not use the processes covered by the patent, accordingly, in 1997, the Company reevaluated the value of the patent. In its evaluation, the Company determined that the new cable-less machines demonstrated a change in direction for the industry which impaired the future value of the rights covered by the patent. Accordingly, the value of the patent, $979,762 was written off during 1997.

     For the year ended December 31, 1997, net sales decreased 11.72% to $20,292,959 compared to $22,985,293 for the year ended December 31, 1996. Machine sales for the year were down as a result of continued low U.S. milk prices which have delayed capital expenditures for many farmers until there is upward movement in milk prices. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

     The Company sells its product primarily through a worldwide dealer network, however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last 2 years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200-300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     International sales for the Company in 1997 continued to be strong but were down in comparison to 1996 as a result of the formation of a German partnership ("Partnership") during 1997 in which the Company owns a 50% interest and its German dealer owns the remaining 50%. Bag sales which were previously sold by the Company to its German & European dealers are now being sold through the Partnership to the dealers. Consequently, the Company's equity in earnings of the Partnership are reported as other income. Approximately $1.2 million in bag sales were distributed through the Partnership during 1997. The Company sold $750,000 in bags in 1996 to the Company's German & European dealers.

     Gross profit from sales for the year ended December 31, 1997 decreased 65.34% to $1,800,440 compared to $5,193,654 for the year ended December 31, 1996. The decrease for the year was primarily the result of the above mentioned inventory write down coupled with lower sales volumes to cover fixed overheads and lower margins on sales of used equipment and bags in certain highly competitive areas. Additionally, the Company also incurred higher transportation costs to deliver product during the year caused by the new bag folding facility construction delays.

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


YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------

     UNITED STATES OPERATIONS. Net sales for the year ended December 31, 1996 increased 30.16% to $22,985,293 compared to $17,658,894 for the year ended December 31, 1995. The increase for the year was the result of increased capital expenditures by farmers due to continued improvement in milk and beef prices, in addition to the Company's international sales continuing to grow with further expansion into

South America, Australia and Europe, along with sales of its Pro-Grain bagger and composting systems. The introduction of the new Square Bale Bagger also added to the increase in sales for 1996 with the sale of 20 of these new units.

     Gross profit from sales for the year ended December 31, 1996 increased 4.28% to $5,193,654 compared to $4,980,321 for the year ended December 31, 1995. The increase for the year was the result of increased sales volumes, being offset by lower margins on used equipment, lower bag margins as a result of intense competition in certain areas of the United States and increased transportation costs.

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 130 in its fiscal year 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1998.


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

     Inventory decreased 16.70% at December 31, 1997 to $5,528,239 compared to $6,636,993 at December 31, 1996. The decrease in inventory resulted from the revaluation of non-core, long-term inventories coupled with the sale of the Company's U.K. subsidiary.

     Other current assets increased at December 31, 1997 to $2,013,684 compared to $273,503 at December 31, 1996. The increase was the result of the business sale receivable of the Company's U.K. subsidiary, coupled with a tax receivable and a receivable for the sale of a parcel of land the Company sold.

     Intangible assets at December 31, 1997 decreased to $104,547 compared to $1,702,576 at December 31, 1996. The decrease was the result the sale of the Company's U.K. subsidiary and the goodwill and intangibles associated with that investment equaling $431,420, coupled with certain patent rights that were written off during the year equaling $979,762 and amortization expense for the year equaling $186,847.

     The Company has a domestic operating line of credit with a limit of $4,000,000, secured by accounts receivable and inventory. As of December 31, 1997, $1,717,263 had been drawn under the credit line. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1998.

     At December 31, 1997, the Company was not in compliance with certain of its financial covenants contained in its domestic line of credit as a result of the strategic realignment and the unusual charge the Company incurred. The Company has obtained a written waiver for this violation. The Company is currently negotiating a new line of credit with a different lender. The new line of credit is expected to be finalized in April 1998 and contains terms similar to the existing domestic line of credit. There is no assurance that the Company will be able to establish a new domestic line of credit or that the Company will be in compliance under its existing line of credit in the future.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     None.


                                    PART III
                                    --------


ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  EXECUTIVE COMPENSATION
------------------------------------------------------------------------

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

                                                                            Page

          1.   Index to Financial Statements..............................    26

               Independent Auditors' Report...............................   F-1

               Balance Sheets at December 31, 1997 and 1996...............   F-2

               Statements of Operations for the years ended
                    December 31, 1997, 1996 and 1995......................   F-3

               Statement of Shareholders' Equity for the years ended
                    December 31, 1997, 1996 and 1995......................   F-4

               Statement of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995......................   F-5

               Notes to Financial Statements..............................   F-6

               Independent Auditors' Report...............................  F-22

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AG-BAG INTERNATIONAL LIMITED,
                                             a Delaware corporation

Date: February 16, 1999                      By: /s/ Larry R. Inman
                                                --------------------------------
                                                Larry R. Inman, Chief Executive
                                                Officer and President

                          AG-BAG INTERNATIONAL LIMITED

                              Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          AG-BAG INTERNATIONAL LIMITED

                          Index to Financial Statements



                                                                          Page
                                                                          ----

Independent Auditors' Report                                              F - 1

Balance Sheets                                                            F - 2

Statements of Operations                                                  F - 3

Statements of Shareholders' Equity                                        F - 4

Statements of Cash Flows                                                  F - 5

Notes to Financial Statements                                             F - 6

Independent Auditors' Report                                              F - 23

Schedule of Valuation and Qualifying Accounts                             F - 24

                          Independent Auditors' Report




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





                                             /s/ KPMG Peat Marwick LLP


Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED

                                 Balance Sheets

                           December 31, 1997 and 1996




                                Assets                                               1997                1996
                                ------                                               ----                ----

Current assets:
    Cash                                                                        $         656                 656
     Accounts receivable, less allowance for doubtful
        accounts of $200,000 and $248,824 at 1997
        and 1996, respectively (note 7)                                             2,191,682           2,900,314
     Inventories (notes 3 and 7)                                                    5,528,239           5,235,866
     Other current assets (note 14)                                                 2,013,684             273,503
     Prepaid expenses                                                                 154,439             335,350
                                                                                -------------       -------------

                  Total current assets                                              9,888,700           8,745,689

Deferred income taxes (note 10)                                                       638,666               2,000
Intangible assets, net (note 4)                                                       104,547           1,702,576
Property, plant and equipment, net (notes 5, 7 and 8)                               4,378,444           4,848,076
Long-term inventories (notes 3 and 7)                                                      -            1,401,127
Other assets                                                                          179,973             203,654
                                                                                -------------       -------------

                                                                                $  15,190,330          16,903,122
                                                                                =============       =============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
     Lines of credit (note 7)                                                       1,717,263             379,206
     Note payable to shareholder and related party (note 9)                            15,876              14,343
     Current portion of long-term debt and capital lease
        obligations (note 8)                                                          444,985             547,222
     Accounts payable                                                                 949,373             699,191
     Accrued expenses and other current liabilities (note 6)                        1,040,471           1,016,140
     Income taxes payable                                                              39,636                  -
                                                                                -------------       -------------

                  Total current liabilities                                         4,207,604           2,656,102

Long-term debt and capital lease obligations, less current
     portion (note 8)                                                               2,666,552           2,020,890
Note payable to shareholder and related party, less
     current portion (note 9)                                                          23,884              39,733
                                                                                -------------       -------------

                                                                                    6,898,040           4,716,725
Commitments (note 8)

Shareholders' equity (note 11):
     Preferred stock, $4 liquidation value, 8.5% cumulative dividend, non-voting, 5,000,000 shares authorized,
        174,000 shares issued and outstanding                                         696,000             696,000
     Common stock, $.01 par value, 25,000,000 shares authorized,
        12,061,991 and 12,053,751 shares issued and outstanding
        at December 31, 1997 and 1996, respectively                                   120,619             120,537
     Additional paid-in capital                                                     9,210,211           9,201,796
     Retained earnings (deficit)                                                   (1,734,540)          2,139,739
     Foreign currency translation adjustment                                               -               28,325
                                                                                -------------       -------------

                  Total shareholders' equity                                        8,292,290          12,186,397
                                                                                -------------       -------------

                                                                                $  15,190,330          16,903,122
                                                                                =============       =============


See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995





                                                                                 1997                1996               1995
                                                                                 ----                ----               ----


Net sales (note 13)                                                     $      20,292,959          22,985,293          17,658,894
Cost of sales (note 3)                                                         18,492,519          17,791,639          12,678,573
`                                                                       -----------------          ----------          ----------

                  Gross profit from operations                                  1,800,440           5,193,654           4,980,321

Selling expenses                                                                2,673,587           2,465,276           2,231,408
Administrative expenses                                                         2,361,940           2,273,548           1,987,452
Research and development expenses                                                  87,112              58,808              68,165
Unusual charge (note 2)                                                           979,762                  -                   -
                                                                        -----------------          ----------          ----------

                  Income (loss) from operations                                (4,301,961)            396,022             693,296

Other income (expense):
     Interest income                                                               39,494              38,144              44,639
     Interest expense                                                            (475,056)           (376,341)           (359,202)
     Other (notes 12 and 16)                                                      145,300             512,398             100,413
                                                                        -----------------          ----------          ----------

                  Income (loss) from continuing
                      operations before income taxes                           (4,592,223)            570,223             479,146

Provision (benefit) for income taxes (note 10)                                 (1,650,000)            257,301             286,400
                                                                        -----------------          ----------          ----------

                  Income (loss) from continuing operations                     (2,942,223)            312,922             192,746

Discontinued operations (note 15):
     Income(loss) from operations of discontinued
        Ag-Bag Europe PLC                                                        (448,832)             50,536             (85,553)
     Loss on disposal of Ag-Bag Europe PLC,
        plus applicable income tax benefit of
        $24,500                                                                  (424,064)                 -                   -
                                                                        -----------------          ----------          ----------

                  Net income (loss)                                     $      (3,815,119)            363,458             107,193
                                                                        =================          ==========          ==========

Basic and diluted net income (loss) per common share:
     Continuing operations                                              $            (.24)                .03                 .02
     Discontinued operations                                                         (.08)                 -                 (.01)
                                                                        -----------------          ----------          ----------

                  Total income (loss) per common share                  $            (.32)                .03                 .01
                                                                        =================          ==========          ==========

Basic and diluted weighted average common shares
     outstanding                                                               2,056,641           12,095,751          12,062,019
                                                                        ================           ==========          ==========


See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                       Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995





                                                                                                             Foreign
                                                                                  Additional   Retained      Currency
                                        Preferred stock    Common stock  Paid-in   Earnings   Translation  Shareholders'   Total
                                       Shares     Amount      Shares      Amount    Capital    (deficit)    Adjustment     Equity

   Balance, December 31, 1994          174,000  $ 696,000   11,655,373  $ 116,553  8,853,513   1,787,408     (74,701)    11,378,773

   Stock issued in connection with
       exercise of warrant                  -          -       137,500      1,375    149,875          -           -         151,250
   Stock issued in connection with
       conversion of debentures             -          -       250,667      2,507    182,224          -           -         184,731
   Stock issued in connection with
       employee stock plan                  -          -        10,211        102     16,184          -           -          16,286
   Foreign currency translation             -          -            -          -          -           -      (19,976)       (19,976)
   Preferred stock dividends                -          -            -          -          -      (59,160)         -         (59,160)
   Net income                               -          -            -          -          -      107,193          -         107,193
                                       -------  ---------   ----------  ---------  ---------  ----------     -------     ----------

   Balance, December 31, 1995          174,000    696,000   12,053,751    120,537  9,201,796   1,835,441     (94,677)    11,759,097

   Foreign currency translation             -          -            -          -          -           -      123,002        123,002
   Preferred stock dividends                -          -            -          -          -      (59,160)         -         (59,160)
   Net income                               -          -            -          -          -      363,458          -         363,458
                                       -------  ---------   ----------  ---------  ---------  ----------     -------     ----------

   Balance, December 31, 1996          174,000    696,000   12,053,751    120,537  9,201,796   2,139,739      28,325     12,186,397

   Stock issued in connection with
       employee stock plan                  -          -         8,240         82      8,415          -           -           8,497
   Foreign currency translation             -          -            -          -          -           -      (28,325)       (28,325)
   Preferred stock dividends                -          -            -          -          -      (59,160)         -         (59,160)
   Net loss                                 -          -            -          -          -   (3,815,119)         -      (3,815,119)
                                       -------  ---------   ----------  ---------  ---------  ----------     -------     ----------

   Balance, December 31, 1997          174,000  $ 696,000   12,061,991  $ 120,619  9,210,211  (1,734,540)         -       8,292,290
                                       =======  =========   ==========  =========  =========  ==========     =======     ==========


   See accompanying notes to financial statements.

                          AG-BAG INTERNATIONAL LIMITED

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995




                                                                                    1997              1996                1995
                                                                                    ----              ----                ----

Cash flows from operating activities:
     Net income (loss)                                                         $ (3,815,119)           363,458             107,193
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                            865,671            955,344           1,029,874
           Issuance of stock under employee stock plan                                8,497                 -               16,286
           Inventory write-down and obsolescence                                  2,171,278            308,500              64,000
           Write-down of intangible asset                                           979,762                 -                   -
           Loss on disposal of Ag-Bag Europe PLC                                    424,064                 -                   -
           Gain on disposition of fixed assets                                      (69,903)          (326,013)            (54,919)
           Deferred income taxes                                                   (755,000)            10,301             (45,000)
           Change in assets and liabilities:
               Accounts receivable                                                  556,877           (821,608)            285,043
               Inventories                                                       (1,244,485)           802,495          (2,217,915)
               Other current assets                                              (1,442,717)           (37,121)           (172,348)
               Other assets                                                          23,681            (59,382)            (21,123)
               Accounts payable                                                     303,349            225,063            (165,261)
               Accrued expenses and other current liabilities                        64,383            249,429              86,537
               Income taxes payable                                                  39,636           (167,569)           (163,002)
                                                                               ------------        -----------         -----------

                  Net cash provided by (used in) operating activities            (1,890,026)         1,502,897          (1,250,635)
                                                                               ------------        -----------         -----------

Cash flows from investing activities:
     Capital expenditures                                                        (1,346,527)        (2,337,974)           (641,846)
     Proceeds from disposition of fixed assets                                      574,013            929,590             125,656
     Intangible assets                                                              (31,503)            (9,232)            (14,433)
     Cash provided by sale of Ag-Bag Europe PLC                                     795,739                 -                   -
                                                                               ------------        -----------         -----------

                  Net cash used in investing activities                              (8,278)        (1,417,616)           (530,623)
                                                                               ------------        -----------         -----------

Cash flows from financing activities:
     Proceeds from line of credit                                                22,466,810         25,784,004          21,425,761
     Principal payments on line of credit                                       (21,016,517)       (26,883,684)        (20,077,631)
     Proceeds on issuance of debt                                                 1,041,093          1,570,335             714,616
     Principal payments on debt                                                    (425,088)          (606,799)           (769,794)
     Proceeds from issuance of shareholders' notes                                       -                  -               75,000
     Payment of shareholders' notes                                                 (14,316)           (12,979)           (382,945)
     Dividends paid                                                                 (59,160)           (59,160)            (59,160)
                                                                               ------------        -----------         -----------

                  Net cash provided by (used in) financing activities             1,992,822           (208,283)            925,847
                                                                               ------------        -----------         -----------

Effect of foreign currency translation                                              (94,518)           123,002             (19,976)
                                                                               ------------        -----------         -----------

                  Net decrease in cash                                                   -                  -             (875,387)

Cash and cash equivalents at beginning of year                                          656                656             876,043
                                                                               ------------        -----------         -----------

Cash and cash equivalents at end of year                                       $        656                656                 656
                                                                               ============        ===========         ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                    $    511,686            419,600             414,100
     Cash paid for income taxes                                                         426            414,500             494,400


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

       The Company's common stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG". In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its common stock is trading is below the $1 per share minimum. The Company was formally notified on February 27 1998 that its common stock will be removed from quotation on the Nasdaq inter-dealer quotation system on May 28, 1998 if the Company continues to not qualify under the new Nasdaq listing requirements. In the event the Company's common stock is removed from quotation on the Nasdaq, the Company anticipates the common stock would be traded in the over-the-counter market (bulletin board system).

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

   (e) Inventories
       -----------

       Inventories are stated at the lower-of-cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis. The Company's estimates of market value incorporate projections of future sales volume by product class.

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

   (g) Intangible Assets
       -----------------

       Intangible assets consist primarily of licenses, goodwill, patents and non-compete agreements. The cost of the licenses, patents and noncomplete agreements are amortized over the lesser of the terms of the related agreement or the estimated useful lives of the respective asset, ranging from three to seventeen years.

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

   (o) Revenue Recognition
       -------------------

       Revenue on machine and bag sales is recognized at the time the product is shipped to the customer.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




   (p) Warranty
       --------

       At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements.

(2)  Unusual Charge
     --------------

     Because of a change in the direction of the industry to the cable-less machine design, the Company has determined that the prospects for sales of machines which incorporate the processes covered by a patent have substantially diminished, thereby impairing the value of the patent itself. As a result, the value of the patent, $979,762, was written off during 1997.

(3) Inventories
    -----------

    Inventories consist of the following:


                                                           December 31
                                                      ---------------------
                                                      1997             1996
                                                      ----             ----

         Parts and subassembly - current       $      1,348,323       1,169,384
         Work in process                              1,030,113         725,858
         Bags and machines                            3,149,803       3,340,624
                                               ----------------       ---------

                                                      5,528,239       5,235,866

         Parts and subassembly (long-term)                   -        1,401,127
                                               ----------------       ---------

                                               $      5,528,239       6,636,993
                                               ================       =========

     Management has classified certain parts which may not be sold or used in production within the course of one year as long-term inventories.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     In the fourth Quarter of 1997, the Board of Directors decided to implement additional realignment of the Company by re-focusing the Company's sales efforts back to its core business products. As a result, certain non-core, long-term inventory was written down to fair market value or abandoned. The non-core products that were discontinued and abandoned as a result of the strategic realignment were both new and used older style tuber, feed table and grain bagging machines along with general accessory machinery products such as mixer wagons, bale feeders, airvents, unloaders and parts. During 1995, 1996 and 1997, sales of inventory which was later determined to be non-core products as a result of the strategic realignment were $719,408, $760,497 and $514,556, respectively. In addition, in 1997, the Company refined its policy for establishing inventory valuation reserves. In 1997, in connection with the strategic realignment and resultant refocusing of the Company's sales efforts and in accordance with refined policy for valuation reserves, the Company reassessed and revised its estimates of fair market value resulting in an inventory write-down charge totaling $2,418,778, of which $2,088,223 relates to non-core products and $330,555 relates to core products.

(4)  Intangible Assets, Net
     ----------------------

     Intangible assets, net consist of the following:


                                                            December 31
                                                       ---------------------
                                                       1997             1996
                                                       ----             ----

         Start-up costs                        $         31,503              -
         License and patent costs                       707,845       2,554,285
         Goodwill                                            -          668,612
         Covenant not to compete                        393,263         393,263
                                               ----------------       ---------

                                                      1,132,611       3,616,160

         Less accumulated amortization                1,028,064       1,913,584
                                               ----------------       ---------

                                               $        104,547       1,702,576
                                               ================       =========

     See note 2 regarding fourth quarter write-off of patents.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(5)  Property, Plant and Equipment, Net
     ----------------------------------

     Property, plant and equipment, net consist of the following:

                                                              December 31
                                                         ---------------------
                                                         1997             1996
                                                         ----             ----

         Land                                       $   160,826         263,326
         Buildings                                    2,624,299       1,569,658
         Vehicles                                       372,063         444,060
         Office furniture, fixtures and equipment     1,758,834       1,735,423
         Plant equipment                              2,457,417       1,755,104
         Rental equipment                               596,927       2,384,357
         Leasehold improvements                          66,127          54,515
                                                    -----------       ---------

                                                      8,036,493       8,206,443

         Construction in progress                            -          957,417

         Less accumulated depreciation and
              amortization                            3,658,049       4,315,784
                                                    -----------       ---------

                                                    $ 4,378,444       4,848,076
                                                    ===========       =========

     Certain property, plant and equipment serve as collateral for short and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 1997 and 1996, the net book value of the equipment under lease was $120,723 and $496,738, respectively.

(6)  Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

     Accrued expenses and other current liabilities consist of the following:


                                                             December 31
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----

         Salaries and other compensation            $   324,545         371,194
         Other                                          715,926         644,946
                                                    -----------       ---------

                                                    $ 1,040,471       1,016,140
                                                    ===========       =========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




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



                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(8)  Long-term Debt and Capital Lease Obligations
     --------------------------------------------

     Long-term debt is comprised of the following:


                                                                                               December 31
                                                                                          ---------------------
                                                                                          1997             1996
                                                                                          ----             ----

         Note payable in monthly installments of $2,638, plus interest at prime plus 1.75% (10.25% at December 31, 1997 and 1996), through 2000,
              secured by building                                                 $         77,873         109,523
         Note payable in monthly installments of $2,436,
              including interest at 8.32%, through 2005, secured by certain equipment, office furniture and fixtures and personal guarantees of certain shareholders, subordinate to building loan and
              certain equipment loans                                                      162,890         177,779
         Note payable in monthly installments of $3,567,
              including interest at 8% with a balloon payment
              in 1999, secured by real property                                            217,798         241,869
         Note payable in monthly installments of $4,183,
              including interest at 9% through 1999, secured
              by certain equipment                                                          72,851         114,248
         Note payable in monthly installments of $2,360, plus
              interest at prime plus 1.25% (9.75% at December 31,
              1997 and 1996), secured by certain equipment                                  70,671          98,989
         Note payable in monthly installments of $1,474, plus
              interest at 9.5%, secured by certain equipment                                52,322          64,339
         Note payable, monthly payments of $6,724 at 9%
              through June 2017, secured by real property                                  734,866       1,218,026
         Note payable in monthly installments of $4,816
              including interest at 7.5% through 2017,
              secured by real property                                                     613,401              -
         Note payable in monthly installments of $4,186 plus
              interest at 9%, secured by fixed asset blanket                               186,513              -
         Note payable with the City of Blair, Nebraska with
              monthly installments of $6,607 including interest
              at 3% through September 2003, secured by
              Blair Plant and Equipment                                                    483,891              -
                                                                                  ----------------       ---------

                                                                                         2,673,076       2,024,773

         Less current portion                                                              288,574         297,753
                                                                                  ----------------       ---------

                                                                                  $      2,384,502       1,727,020
                                                                                  ================       =========

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                      Capital lease obligations
                                                   Long-term          -------------------------
                                                debt excluding        Minimum         Amount
                                                 capital lease         lease       representing
                                                  obligations         payments        interest        Principal
                                                --------------        --------     ------------       ---------

         Year ending December 31:
              1998                             $       288,574         187,438          31,027        156,411
              1999                                     447,624         141,072          25,989        115,083
              2000                                     207,399         125,885          17,484        108,401
              2001                                     181,900          39,716           7,639         32,077
              2002                                     162,285          32,561           6,072         26,489
              Thereafter                             1,385,294              -               -              -
                                               ---------------         -------         -------        -------

                                               $     2,673,076         526,672          88,211        438,461
                                               ===============         =======         =======        =======

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

(10) Income Taxes
     ------------

     The income tax expense (benefit) from continuing operations consists of the following:


                                                                        Year ended December 31
                                                                  ----------------------------------
                                                                  1997           1996           1995
                                                                  ----           ----           ----
         Current:
              Federal                                      $       (896,500)      211,996       290,781
              State                                                   1,500        35,004        40,619
                                                           ----------------       -------       -------

                                                                   (895,000)      247,000       331,400
                                                           ----------------       -------       -------

         Deferred:
              Federal                                              (638,000)        4,351       (49,047)
              State                                                (117,000)        5,950         4,047
                                                           ----------------       -------       -------

                                                                   (755,000)       10,301       (45,000)
                                                           ----------------       -------       -------

                      Total income tax expense (benefit)   $     (1,650,000)      257,301       286,400
                                                           ================       =======       =======

                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Deferred tax assets and liabilities consist of the following:



                                                                                              December 31
                                                                                          ------------------
                                                                                          1997          1996
                                                                                          ----          ----

         Net operating loss carryforwards:
              Foreign                                                           $             -        176,550
              Federal                                                                         -             -
         Capital loss carryforward                                                       135,632            -
         Inventory write-downs                                                           721,742            -
         Expenses not currently deductible                                               178,865       105,505
                                                                                ----------------      --------

                      Gross deferred tax asset                                         1,036,239       282,055

         Valuation allowance                                                            (135,632)     (176,550)
                                                                                ----------------      --------

                      Net deferred tax asset                                             900,607       105,505

         Gross deferred tax liability, primarily
              due to differences in depreciation                                         143,607       103,505
                                                                                ----------------      --------

                      Net deferred tax asset (liability)                        $        757,000         2,000
                                                                                ================      ========

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


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:


                                                                                  1997       1996       1995
                                                                                  ----       ----       ----

         Statutory federal income tax rate                                         (34)%      34%        34%
         Foreign losses providing no current
              income tax benefit                                                    -         -           7
         Realized benefit from foreign net
              operating losses                                                      -         (3)        -
         Nondeductible items                                                         1         4         11
         Tax settlement                                                             -         -          16
         Other                                                                      (3)        6          5
                                                                                   ---        --         --

         Effective tax rates                                                       (36)%      41%        73%
                                                                                   ===        ==         ==

(11) Shareholders' Equity
     --------------------

     Stock Warrants
     --------------

     In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 1997, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                                                Number                 Price per                Expiration
              Party                            of shares                 share                     date
              -----                            ---------               ---------                ----------

         Note holder                            137,500                  $1.10                 February 2001
                                                =======


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



                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




     Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 1997 are summarized as follows:


                                                                                                       Weighted
                                                                                                        average
                                                                                      Number           exercise
                                                                                     of shares           price
                                                                                     ---------         --------

         Options outstanding at December 31, 1994                                       110,000      $    3.02

         Options granted                                                                 10,000           1.68
                                                                                       --------

         Options outstanding at December 31, 1995                                       120,000           3.02

         Options granted                                                                350,000           1.06
         Options expired                                                                (10,000)          3.00
                                                                                       --------

         Options outstanding at December 31, 1996                                       460,000           1.53

         Options granted                                                                 36,788            .84
         Options expired                                                               (110,000)          2.90
                                                                                       --------

         Options outstanding at December 31, 1997                                       386,788      $    1.02
                                                                                       ========      =========

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

     Preferred Stock
     ---------------

     The Preferred Stock is redeemable solely at the option of the Company. The Company maintains life insurance on the owner of the Preferred Stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of Preferred Stock.


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




(12) Other Income
     ------------

     In 1997, other income includes a loss on the sale of land of approximately $37,220. In 1996, other income includes a gain on the sale of a building of approximately $310,000.

(13) Foreign Sales Activity
     ----------------------

     Export sales from the Company's United States operations are as follows:



                                                                             Year ended December 31
                                                                     --------------------------------------
                                                                     1997             1996             1995
                                                                     ----             ----             ----

         Latin America/Mexico                                 $       726,000        1,392,000         613,000
         Canada                                                     1,380,000        1,788,000       1,418,000
         Germany (see note 16)                                      1,276,000        1,951,000       1,680,000
         Other                                                        341,000          668,000         322,000
                                                              ---------------        ---------       ---------

                                                              $     3,723,000        5,799,000       4,033,000
                                                              ===============        =========       =========

(14) Other Current Assets
     --------------------

     Other current assets consist of the following:


                                                                                             December 31
                                                                                       ---------------------
                                                                                       1997             1996
                                                                                       ----             ----

         Income tax receivable                                                   $       921,000            -
         Deferred income tax                                                             118,334            -
         Receivable from sale of Ag-Bag Europe PLC                                       647,800            -
         Receivable from sale of land                                                    182,500            -
         Other                                                                           144,050       273,503
                                                                                 ---------------       -------

                                                                                 $     2,013,684       273,503
                                                                                 ===============       =======


                                                                     (Continued)

                          AG-BAG INTERNATIONAL LIMITED

                          Notes to Financial Statements




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

     Summarized data for Ag-Bag Europe PLC are as follows:

                                                                              Year ended December 31
                                                                     -------------------------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----

         Net sales - unaffiliated customers                   $     1,456,795        1,817,731       1,796,275
         Income (loss) from operations                               (448,832)          50,536         (85,553)
         Identifiable assets                                          840,661        1,592,429       1,689,594
         Total liabilities                                            284,636          503,059         776,297

     No assets or liabilities remained at December 31, 1997. Intangible assets having a net value of $6,212 were sold with the sale of Ag-Bag Europe, PLC. In addition, the Company wrote off goodwill of $668,612 and related accumulated amortization which related to Ag-Bag Europe, PLC.

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


                                                                     (Continued)

                          Independent Auditors' Report
                          ----------------------------





The Board of Directors and Shareholders
Ag-Bag International Limited:


Under date of February 25, 1998, we reported on the balance sheets of Ag-Bag International Limited as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K/A for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                      /s/ KPMG Peat Marwick LLP



Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995




              Column A                               Column B          Column C                        Column D         Column E
              --------                               --------          --------                        --------         --------
                                                    Balance at        Charged to        Charged       Write-offs,        Balance
                                                     beginning         costs and       to other         net of           at end
             Description                             of period         expenses        accounts       recoveries        of period
             -----------                            ----------        ----------       --------       -----------       ---------

Year ended December 31:
     1997:
        Allowance for doubtful accounts          $     248,824           211,822        (52,246)*       (208,400)        200,000
        Inventory obsolescence reserve                 372,500           422,400             -          (669,900)        125,000
        Warranty reserve                                75,633           253,308             -          (203,941)        125,000

     1996:
        Allowance for doubtful accounts                234,913           105,423             -           (91,512)        248,824
        Inventory obsolescence reserve                  64,000           308,500             -                -          372,500
        Warranty reserve                                50,000           222,972             -          (197,339)         75,633

     1995:
        Allowance for doubtful accounts                157,263           183,813             -          (106,163)        234,913
        Inventory obsolescence reserve                      -             64,000             -                -           64,000
        Warranty reserve                                25,061            57,127             -           (32,188)         50,000


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