Form 10-Q/A
period 1998-03-31
AG BAG INTERNATIONAL LTD
filed 1999-02-17
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A



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
                               ==========   ==========   ==========



                           (Continued)



                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                       March 31        December 31
                                     (Unaudited)
                                   1998        1997        1997
                               ----------   ----------   ----------

Current liabilities:
 Notes payable to bank        $ 2,880,521  $ 2,786,678  $ 1,717,263
 Current portion of long
  term debt and capital
  lease obligations               428,531      534,179      444,985
 Current portion of notes
  payable to shareholders'         15,876       14,344       15,876
 Accounts payable               1,666,753    1,380,882      949,373
 Accrued expenses and other
  current liabilities           1,013,245      780,927    1,040,471
 Income tax payable                39,636         -          39,636
                               ----------   ----------   ----------

   Total current liabilities    6,044,562    5,497,010    4,207,604

 Long term debt and capital
  lease obligation, less
  current portion               2,565,709    2,231,300    2,666,552
 Notes payable to
  shareholders' less
  current portion                  20,264       36,282       23,884
                               ----------   ----------   ----------
   Total liabilities            8,630,535    7,764,592    6,898,040
                               ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,537      120,619
 Additional paid-in capital     9,210,211    9,201,796    9,210,211
 Retained earnings(deficit)    (1,724,327)   1,746,472   (1,734,540)
 Accumulated other
  comprehensive income:
  Foreign currency
    translation adjustments          -          (7,223)        -
                               ----------   ----------   ----------
   Total shareholders' equity   8,302,503   11,757,582    8,292,290
                               ----------   ----------   ----------
Total liabilities and
 shareholders' equity         $16,933,038  $19,522,174  $15,190,330
                               ==========   ==========   ==========

          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                     Accumulated
                                                                                                        Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income     Total
                                    ------   ------     ------     ------    -------     --------       -------    ------


Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $   -        $8,292,290

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                   25,003                    25,003
Other comprehensive income,
  Net of tax                                                                                              -              -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance March 31, 1998             174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,724,327)  $   -        $8,302,503
                                   =======   =======  ==========   =======   =========   =========     =========    =========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                         Ended March 31
                                                           (Unaudited)
                                                      ----------------------
                                                        1998         1997
                                                        ----         ----

Net sales                                            $ 4,770,296  $ 2,775,627
Cost of sales                                          3,599,672    2,199,193
                                                      ----------   ----------
Gross profit from operations                           1,170,624      576,434

Selling expenses                                         657,716      554,834
Administrative expenses                                  417,902      502,696
Research and development expenses                         26,993       28,063
                                                      ----------   ----------
Income(loss) from operations                              68,013     (509,159)

Other income (expense):
  Interest income                                         22,462        7,130
  Interest expense                                       (99,245)     (48,591)
  Miscellaneous                                           45,773       46,436
                                                      ----------   ----------
Income(loss) from continuing
 operations before provision for
 income taxes                                             37,003     (504,184)

Provision (benefit) for income taxes                     (12,000)     208,320
                                                      ----------   ----------
Income(loss) from continuing
 operations                                               25,003     (295,864)

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                            (82,613)
                                                      ----------   ----------
Net income (loss)                                    $    25,003  $  (378,477)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                  -         (35,548)
                                                      ----------   ----------
  Other comprehensive income                                -         (35,548)
                                                      ----------   ----------
Total comprehensive income                           $    25,003  $  (414,025)
                                                      ==========   ==========
Basic and diluted net income(loss)
 per common share
  Continuing operations                              $       .00  $      (.02)
  Discontinued operations                            $       .00  $      (.01)
                                                      ----------   ----------
                                                     $       .00  $      (.03)
                                                      ==========   ==========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,053,751
                                                      ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                           Three Months Ended March 31
                                                   (Unaudited)
                                           ---------------------------
                                                1998         1997
                                                ----         ----

Cash flows from operating activities:
 Net income(loss)                             $   25,003  $  (378,477)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                 131,675      288,114
   (Gain)loss on disposition of fixed assets      10,768        1,443
Changes in assets and liabilities:
    Accounts receivable                       (2,165,597)    (976,645)
    Inventories                                 (515,251)  (1,428,770)
    Other current assets                         821,368     (280,168)
    Accounts payable                             717,384      681,691
    Accrued expenses and other current
     liabilities                                 (27,226)    (235,213)
            Other assets                          60,134       (7,273)
                                              ----------   ----------
Net cash used in operating activities           (941,742)  (2,335,298)
                                              ----------   ----------
Cash flows from investing activities:
 Capital expenditures                           (168,812)    (215,753)
 Proceeds from disposition of fixed assets        83,004         -
                                              ----------   ----------
Net cash used in investing activities            (85,808)    (215,753)
                                              ----------   ----------
Cash flows from financing activities:
 Net Proceeds from line of credit              1,163,258    2,553,072
 Principal payments on debt                     (117,298)     (49,078)
 Proceeds from issuance of debt                     -         100,845
 Payment of shareholders' notes                   (3,620)      (3,450)
 Payment of preferred dividends                  (14,790)     (14,790)
                                              ----------   ----------
Net cash provided by financing activities      1,027,550    2,586,599
                                              ----------   ----------
Effect of foreign currency translation              -         (35,548)
                                              ----------   ----------
Net decrease in cash                              - 0 -        - 0 -

Cash and cash equivalents at beginning
 of period                                           656          656
                                              ----------   ----------
Cash and cash equivalents at end of period    $      656  $       656
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

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130 for its current fiscal year, and has restated 1997 amounts (net of tax) to comply with SFAS No. 130 on a comparative basis.

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

     Sales for the quarter ended March 31, 1998 increased 71.86% to $4,770,296 compared to $2,775,627 for the quarter ended March 31, 1997. Sales for the quarter were up as a result of the stabilizing milk prices and lower feed costs (grain) which spurred capital expenditures for machinery and equipment. Recent research articles published on the benefits of bagging over the use of bunkers has also helped to increase sales for the quarter, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos. Machine sales for the first quarter of 1998 were up over 80% compared to the first quarter of 1997. The Company also introduced its next generation (hydraulic finger controlled) silage bagger during the first quarter. Bag sales for the quarter were up compared to the first quarter of 1997. The comparative increase is due largely to reduced bag sales which occurred in the first quarter of 1997 caused by start-up delays from the construction of the Company's new bag folding production facility.

     The Company sells its product primarily through a worldwide dealer network, however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last 2 years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200 to 300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     Gross profit from sales for the quarter ended March 31, 1998 increased 103.08% to $1,170,624 compared to $576,434 for the quarter ended March 31, 1997. The increase for the quarter was the result of increased sales volumes and improved margins.

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

     Inventory at March 31, 1998 was $6,043,490, which was 25.07% lower than inventory at March 31, 1997 of $8,065,763. The decrease in inventory resulted from increased sales volumes. In addition, certain noncore, long-term inventory was written down to fair market value in accordance with the Company's refined policy for valuation reserves or abandoned as part of the strategic realignment of the Company in December of 1997.

     Oher current assets increased at March 31, 1998 to $1,346,755 compared to $826,735 at March 31, 1997. The increase was the result a tax receivable and a receivable for the sale of a parcel of land the Company sold.

     Intangible assets at March 31, 1998 decreased to $98,715 compared to $1,656,047 at March 31, 1997. The decrease was the result of the sale of the Company's U.K. subsidiary and the goodwill and intangibles associated with that investment equaling $431,420, coupled with certain patent rights that were written off at December 31, 1997 equaling $979,762 and related accumulated amortization.

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

     Not Applicable



                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AG-BAG INTERNATIONAL LIMITED,
                                   a Delaware corporation
                                        (Registrant)



Date: February 16, 1998             By: /s/ Michael R. Wallis
                                        ----------------------------------------
                                        Michael R. Wallis
                                        Chief Financial Officer and
                                        Vice President