Form 10-Q/A
period 1998-06-30
AG BAG INTERNATIONAL LTD
filed 1999-02-17
CIK 842289

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

                                     ASSETS

                                              June 30          December 31
                                            (Unaudited)
                                        1998         1997         1997
                                     ----------   ----------   ----------

Current assets:
 Cash and cash equivalents             $       656  $       656  $       656
 Accounts receivable                     6,004,442    6,671,815    2,191,682
 Inventories                             5,871,385    7,219,711    5,528,239
 Other current assets                      349,166      580,025    2,168,123
                                        ----------   ----------   ----------


     Total current assets               12,225,649   14,472,207    9,888,700

 Deferred income tax                       638,666        2,000      638,666
 Intangible assets, less
  accumulated amortization                  92,199    1,605,427      104,547
 Property, plant and equipment
  less accumulated depreciation          4,117,460    4,957,330    4,378,444
 Long-term inventories                        -       1,344,334         -
 Other assets                              286,951      221,077      179,973
                                        ----------   -----------  ----------

Total assets                           $17,360,925  $22,602,375  $15,190,330
                                        ==========   ==========   ==========


                           (Continued)




                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30          December 31
                                            (Unaudited)
                                        1998         1997         1997
                                     ----------   ----------   ----------

Current liabilities:
 Notes payable to bank                 $ 2,059,391  $ 4,142,076  $ 1,717,263
 Current portion of long term
  debt and capital lease
  obligations                          $   368,681      434,058      444,985
 Current portion of notes
  payable to shareholders'                  15,876       14,344       15,876
 Accounts payable                        1,739,126    2,118,732      949,373
 Accrued expenses and other
  current liabilities                    1,215,088      992,034    1,040,471
 Income tax payable                        521,836       77,680       39,636
                                        ----------   ----------   ----------

   Total current liabilities             5,919,998    7,778,924    4,207,604

Long term debt and capital
  lease obligation, less
  current portion                        2,370,563    2,474,215    2,666,552
 Notes payable to shareholders'
  less current portion                      16,347       32,743       23,884
                                        ----------   ----------   ----------
   Total liabilities                     8,306,908   10,285,882    6,898,040
                                        ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                696,000      696,000      696,000
 Common stock, $.01 par value              120,619      120,537      120,619
 Additional paid-in capital              9,210,211    9,201,796    9,210,211
 Retained earnings(deficit)               (972,813)   2,304,042   (1,734,540)
 Accumulated other comprehensive
   income:
  Foreign currency translation
   adjustments                                           (5,882)
                                        ----------   ----------   ----------
   Total shareholders' equity            9,054,017   12,316,493    8,292,290
                                        ----------   ----------   ----------
Total liabilities and
 shareholders' equity                  $17,360,925  $22,602,375  $15,190,330
                                        ==========   ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                        Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income     Total
                                    ------   ------     ------     ------    -------     --------       -------    ------

Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $   -        $8,292,290

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                   25,003                    25,003
Other comprehensive income,
  Net of tax                                                                                              -                -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance March 31, 1998             174,000   696,000  12,061,991   120,619   9,210,211   (1,724,327)      -         8,302,503

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                  766,304                   766,304
Other comprehensive income,
  Net of tax                                                                                              -                -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance June 30, 1998              174,000  $696,000  12,061,991  $120,619  $9,210,211   $(972,813)  $   -        $9,054,017
                                   =======   =======  ==========   =======   =========    =========   ==========   =========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months
                                                                  Ended June 30
                                                                   (Unaudited)
                                                              ----------------------
                                                                1998         1997
                                                                ----         ----

Net sales                                                   $ 9,723,185  $ 8,079,262
Cost of sales                                                 7,066,236    6,020,893
                                                              ---------    ---------
Gross profit from operations                                  2,656,949    2,058,369

Selling expenses                                                792,305      669,947
Administrative expenses                                         621,888      585,617
Research and development expenses                                19,941        8,594
                                                              ---------    ---------
Income from operations                                        1,222,815      794,211

Other income (expense):
  Interest income                                                24,408        1,863
  Interest expense                                             (134,674)    (138,631)
  Miscellaneous                                                 123,955      115,530
                                                              ---------    ---------
Income from continuing
 operations before provision for
 income taxes                                                 1,236,504      772,973

Provision for income taxes                                      470,200      286,000
                                                              ---------    ---------
Income from continuing
 operations                                                     766,304      486,973

Discontinued operations
  Income from operations of discontinued
         Ag-Bag Europe PLC                                         -          85,387
                                                              ---------    ---------
Net income                                                  $   766,304  $   572,360

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                         -           1,341
                                                              ---------    ---------
  Other comprehensive income                                       -           1,341
                                                              ---------    ---------

Total comprehensive income                                  $   766,304  $   573,701
                                                              =========    =========
Basic and diluted net income
 per common share
  Continuing operations                                     $       .06  $       .04
  Discontinued operations                                   $       .00  $       .01
                                                              ---------    ---------
                                                            $       .06  $       .05
                                                              =========    =========
Basic and diluted weighted average
 number of common shares outstanding                         12,061,991   12,053,751
                                                             ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Six Months
                                                                  Ended June 30
                                                                   (Unaudited)
                                                              ----------------------
                                                                 1998         1997
                                                                 ----         ----

Net sales                                                    $14,493,481  $10,854,888
Cost of sales                                                 10,665,908    8,220,079
                                                              ----------   ----------
Gross profit from operations                                   3,827,573    2,634,809

Selling expenses                                               1,450,021    1,224,782
Administrative expenses                                        1,039,790    1,088,310
Research and development expenses                                 46,934       36,657
                                                              ----------   ----------
Income from operations                                         1,290,828      285,060

Other income (expense):
  Interest income                                                 46,869        8,931
  Interest expense                                              (233,918)    (187,222)
  Miscellaneous                                                  169,728      162,028
                                                              ----------   ----------
Income from continuing
 operations before provision for
 income taxes                                                  1,273,507      268,797

Provision for income taxes                                       482,200       77,680
                                                              ----------   ----------
Income from continuing
 operations                                                      791,307      191,117

Discontinued operations
  Income from operations of discontinued
         Ag-Bag Europe PLC                                          -           2,766
                                                              ----------   ----------
Net income                                                   $   791,307  $   193,883
Other Comprehensive Income, net of tax:
  Foreign currency translation adjustments                          -         (34,207)
                                                              ----------   ----------
  Other Comprehensive Income                                        -         (34,207)
                                                              ----------   ----------
Total Comprehensive Income                                   $   791,307  $   159,676
                                                              ==========   ==========
Basic and diluted net income
 per common share
  Continuing operations                                      $       .06  $       .02
  Discontinued operations                                    $       .00  $       .00
                                                              ----------   ----------
                                                             $       .06  $       .02
                                                              ==========   ==========
Basic and diluted weighted average
 number of common shares outstanding                          12,061,991   12,053,751
                                                              ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30
                                                              (Unaudited)
                                                       --------------------------
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
 Net income                                            $   791,307  $   193,883
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                           299,428      535,528
   Inventory obsolescence reserves                          15,000      120,000
   Loss on disposition of fixed assets                         769        1,443
Changes in assets and liabilities:
    Accounts receivable                                 (3,812,760)  (3,709,215)
    Inventories                                           (163,405)  (1,831,485)
    Other current assets                                 1,818,957      (33,458)
    Accounts payable                                       789,757    1,419,541
    Accrued expenses and other current
     liabilities                                           174,617      (24,106)
            Income tax payable                             482,200       77,680
            Other assets                                  (106,978)    ( 17,423)
                                                        ----------   ----------
Net cash provided(used) in operating
 activities                                                288,892   (3,267,612)
                                                        ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                     (231,610)    (656,034)
 Proceeds from disposition of fixed assets                  10,000         -
                                                        ----------   ----------
Net cash used in investing activities                     (221,610)    (656,034)
                                                        ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit                          342,128    3,762,870
 Principal payments on debt                               (372,293)     (99,567)
 Proceeds from issuance of debt                               -         331,120
 Payment of shareholders' notes                             (7,537)      (6,990)
 Payment of preferred dividends                            (29,580)     (29,580)
                                                        ----------   ----------
Net cash provided(used) in financing
 activities                                                (67,282)   3,957,853
                                                        ----------   ----------
Effect of foreign currency translation                        -         (34,207)
                                                        ----------   ----------
Net decrease in cash                                        - 0 -        - 0 -

Cash and cash equivalents at beginning
 of period                                                     656          656
                                                        ----------   ----------
Cash and cash equivalents at end of period             $       656  $       656
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

     Sales for the quarter ended June 30, 1998 increased 20.35% to $9,723,185 compared to $8,079,262 for the quarter ended June 30, 1997. Sales for the six-month period ended June 30, 1998 increased 33.52% to $14,493,481 compared to $10,854,888 for the six-month period ended June 30, 1997. Sales for the quarter were up as a result of the stabilizing milk prices and lower feed costs (grain) which spurred capital expenditures for machinery and equipment. Recent university research articles published on the benefits of bagging over the use of bunkers has also helped to increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos. Machine and bag sales for the second quarter were up over 15% compared to the second quarter of 1997. Additionally, the environmental division of the Company sold several composting systems during the second quarter of 1998(generating over $300,000 in revenue) where as none were sold in the second quarter of 1997. This reflects what the company believes, is a growing interest in Ag-Bag's composting system and technology coupled with continued successes in pilot projects.

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

     Gross profit from sales for the quarter ended June 30, 1998 increased 29.08% to $2,656,949 compared to $2,058,369 for the quarter ended June 30, 1997. Gross profit from sales for the six-month period ended June 30, 1998 increased 45.27% to $3,827,573 compared to $2,634,809 for the six-month period ended June 30, 1997. The increase for the quarter and six-month period were the result of increased sales volumes and improved margins.

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

     Administrative expenses for the quarter ended June 30, 1998 increased 6.19% to $621,888 compared to $585,617 for the period ended June 30, 1997. Administrative expenses for the six-month period ended June 30, 1998 decreased 4.45% to $1,039,790 in comparison to $1,088,310 for the six-month period ended June 30, 1997. The increase for the quarter was the result of slightly higher personnel costs and general administrative overheads, which were offset by lower amortization expense as a result of the fourth quarter 1997 strategic realignment. The decrease for the six-month period was the result of the above mentioned factors coupled with lower professional fees.

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

     Other current assets at June 30, 1998 decreased to $349,166 compared to $580,025 at June 30, 1997. The decrease was the result of lower deposits and office/advertising supplies.

     Intangible assets at June 30, 1998 decreased to $92,199 compared to $1,605,427 at June 30, 1997. The decrease was the result of the sale of the Company's U.K. subsidiary and the goodwill and intangibles associated with that investment equaling $431,420, coupled with certain patent rights that were written off at December 31, 1997 equaling $979,762 and related accumulated amortization.

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

     (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of Larry R. Inman, Lemuel E. Cunningham and Robert N. Thurston. The results of the election were as follows:

                                                              Votes
                                                            Against or                                    Broker
          Nominee                   Votes For                Withheld                 Abstentions        Nonvotes
          -------                   ---------               ----------                -----------        --------

          Larry R.                  9,342,887                    0                       536,893             0
           Inman
          Lemuel E.                 9,342,887                    0                       536,893             0
           Cunningham
          Robert N.                 9,312,710                    0                       567,010             0
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


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                              (Registrant)



Date: February 16, 1998                 By: /s/ Michael R. Wallis
                                           -------------------------------------
                                           Michael R. Wallis
                                           Chief Financial Officer and
                                           Vice President, Finance