Form 10-Q/A
period 1998-09-30
AG BAG INTERNATIONAL LTD
filed 1999-02-17
CIK 842289

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


                                     ASSETS

                                                 September 30        December 31
                                                  (Unaudited)
                                               1998         1997        1997
                                            ----------   ----------   ----------
Current assets:
 Cash and cash equivalents                $       656  $       656  $       656
 Accounts receivable                        5,961,768    6,952,358    2,191,682
 Inventories                                5,900,008    6,861,528    5,528,239
 Other current assets                         433,183      480,632    2,168,123
                                           ----------  -----------   ----------


     Total current assets                  12,295,615   14,295,174    9,888,700

 Deferred income tax                          638,666        2,000      638,666
 Intangible assets, less
  accumulated amortization                     86,536    1,551,841      104,547
 Property, plant and equipment
  less accumulated depreciation             4,017,744    4,976,869    4,378,444
 Long-term inventories                           -       1,269,334         -
 Other assets                                 363,383      213,558      179,973
                                           ----------   ----------   ----------

Total assets                              $17,401,944  $22,308,776  $15,190,330
                                           ==========   ==========   ==========


                                   (Continued)



                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30        December 31
                                                  (Unaudited)
                                               1998         1997        1997
                                            ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                    $1,290,035   $ 3,501,274  $ 1,717,263
 Current portion of long term
  debt and capital lease
  obligations                             $  365,394       525,803      444,985
 Current portion of notes
  payable to shareholders'                    15,876        14,344       15,876
 Accounts payable                          1,453,722     1,861,533      949,373
 Accrued expenses and other
  current liabilities                      1,560,358     1,005,755    1,040,471
 Income tax payable                          860,379       217,816       39,636
                                          ----------    ----------   ----------

   Total current liabilities               5,545,764     7,126,525    4,207,604

 Long term debt and capital
  lease obligation, less
  current portion                          2,289,005     2,691,211    2,666,552
 Notes payable to shareholders'
  less current portion                        12,329        29,113       23,884
                                          ----------    ----------   ----------
   Total liabilities                       7,847,098     9,846,849    6,898,040
                                          ----------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                  696,000       696,000      696,000
 Common stock, $.01 par value                120,619       120,619      120,619
 Additional paid-in capital                9,210,211     9,210,211    9,210,211
 Retained earnings(deficit)                 (471,984)    2,487,490   (1,734,540)
 Accumulated other comprehensive
   income:
  Foreign currency translation
   adjustment                                   -          (52,393)        -
                                          ----------    ----------    ---------
   Total shareholders' equity              9,554,846    12,461,927    8,292,290
                                          ----------    ----------   ----------
Total liabilities and
 shareholders' equity                    $17,401,944   $22,308,776  $15,190,330
                                          ==========    ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                      Accumulated
                                                                                                        Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income     Total
                                    ------   ------     ------     ------    -------     --------       -------    ------

Balance December 31, 1997          174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,734,540)  $   -        $8,292,290

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                   25,003
25,003
Other comprehensive income,
  Net of tax                                                                                              -              -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance March 31, 1998             174,000   696,000  12,061,991   120,619   9,210,211   (1,724,327)      -         8,302,503

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                  766,304
766,304
Other comprehensive income,
  Net of tax                                                                                              -              -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance June 30, 1998              174,000   696,000  12,061,991   120,619   9,210,211    (972,813)       -         9,054,017

Preferred stock dividends                                                                  (14,790)                   (14,790)
Net income                                                                                 515,619                    515,619
Other comprehensive income,
  Net of tax                                                                                              -              -
                                   -------   -------  ----------   -------   ---------   ---------    ----------    ----------
Balance September 30, 1998         174,000  $696,000  12,061,991  $120,619  $9,210,211  $ (471,984)  $     -        $9,554,846
                                   =======   =======  ==========   =======   =========   ==========   ==========     =========



                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months
                                                                Ended September 30
                                                                   (Unaudited)
                                                              ----------------------
                                                                 1998         1997
                                                                 ----         ----

Net sales                                                    $ 9,678,591  $ 7,173,158
Cost of sales                                                  7,148,347    5,309,887
                                                               ---------    ---------
Gross profit from operations                                   2,530,244    1,863,271

Selling expenses                                                 888,644      695,900
Administrative expenses                                          681,267      660,995
Research and development expenses                                 64,175        9,971
                                                               ---------    ---------

Income from operations                                           896,158      496,405

Other income (expense):
  Interest income                                                 12,232          221
  Interest expense                                              (117,070)    (160,371)
  Miscellaneous                                                   68,299      102,427
                                                               ---------    ---------
Income from continuing
 operations before provision for
 income taxes                                                    859,619      438,682

Provision for income taxes                                       344,000     (102,000)
                                                               ---------    ---------
Income from continuing
 operations                                                      515,619      336,682

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                          -        (138,444)
                                                               ---------    ---------
Net income                                                   $   515,619  $   198,238

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                          -         (46,511)
                                                               ---------    ---------
  Other comprehensive income                                        -         (46,511)
                                                               ---------    ---------
Total comprehensive income                                       515,619      151,727
                                                               =========    =========
Basic and diluted net income
 per common share
  Continuing operations                                      $       .04  $       .03
  Discontinued operations                                    $       .00  $      (.01)
                                                               ---------    ---------
                                                             $       .04  $       .02
                                                               =========    =========
Basic and diluted weighted average
 number of common shares outstanding                          12,061,991    12,060,052
                                                              ==========    ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS



                                                                    Nine Months
                                                                Ended September 30
                                                                    (Unaudited)
                                                              ----------------------
                                                                 1998         1997
                                                                 ----         ----

Net sales                                                    $24,172,073  $18,028,046
Cost of sales                                                 17,814,256   13,529,966
                                                              ----------   ----------
Gross profit from operations                                   6,357,817    4,498,080

Selling expenses                                               2,338,666    1,920,682
Administrative expenses                                        1,721,057    1,749,306
Research and development expenses                                111,110       46,628
                                                              ----------   ----------
Income from operations                                         2,186,984      781,464

Other income (expense):
  Interest income                                                 59,101        9,152
  Interest expense                                              (350,989)    (347,593)
  Miscellaneous                                                  238,030      264,457
                                                              ----------   ----------
Income from continuing
 operations before provision for
 income taxes                                                  2,133,126      707,480

Provision for income taxes                                       826,200     (179,680)
                                                              ----------   ----------
Income from continuing
 operations                                                    1,306,926      527,800

Discontinued operations
  Loss from operations of discontinued
         Ag-Bag Europe PLC                                          -        (135,680)
                                                              ----------   ----------
Net income                                                   $ 1,306,926  $   392,120

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                          -         (80,718)
                                                              ----------   ----------
  Other comprehensive income                                        -         (80,718)
                                                              ----------   ----------
Total comprehensive income                                   $ 1,306,926  $   311,402
                                                              ==========   ==========
Basic and diluted net income
 per common share
  Continuing operations                                      $       .10  $       .04
  Discontinued operations                                    $       .00  $      (.01)
                                                              ----------   ----------
                                                             $       .10  $       .03
                                                              ==========   ==========
Basic and diluted weighted average
 number of common shares outstanding                          12,061,991   12,061,505
                                                              ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months
                                                      Ended September 30
                                                         (Unaudited)
                                                  --------------------------
                                                     1998          1997
                                                     ----          ----
Cash flows from operating activities:
 Net income                                     $ 1,306,926     $   392,120
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                    430,382         809,617
           Inventory obsolescence reserves           75,000         240,000
   Loss on disposition of fixed assets                  769           1,443
   Issuance of stock under employee plan              8,497
Changes in assets and liabilities:
    Accounts receivable                          (3,770,086)     (3,989,758)
    Inventories                                    (252,024)     (1,733,869)
    Other current assets                          1,734,940          65,935
    Accounts payable                                504,349       1,162,342
    Accrued expenses and other current
     liabilities                                    519,887         (10,385)
            Income tax payable                      820,743         217,816
            Other assets                           (183,410)         (9,904)
                                                -----------     -----------
Net cash provided(used) in operating
 activities                                       1,187,476      (2,846,146)
                                                -----------     -----------
Cash flows from investing activities:
 Capital expenditures                              (257,185)       (789,117)
 Proceeds from disposition of fixed assets           10,000            -
                                                -----------     -----------
Net cash used in investing activities              (247,185)       (789,117)
                                                -----------     -----------
Cash flows from financing activities:
 Net borrowings(payments) on
         line of credit                            (427,228)      3,122,068
 Principal payments on debt                        (486,655)       (243,829)
 Proceeds from issuance of debt                      29,517         892,731
 Payment of shareholders' notes                     (11,555)        (10,619)
 Payment of preferred dividends                     (44,370)        (44,370)
                                                -----------     -----------
Net cash provided(used) in financing
 activities                                        (940,291)      3,715,981
                                                -----------     -----------
Effect of foreign currency translation                 -            (80,718)
                                                -----------     -----------
Net decrease in cash                                 - 0 -           - 0 -

Cash and cash equivalents at beginning
 of period                                              656             656
                                                -----------     -----------
Cash and cash equivalents at end of period      $       656     $       656
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

Recent Accounting Pronouncements
-------------------------------

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

     The Company sells its product primarily through a worldwide dealer network however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last 2 years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200 to 300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

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

     The Company's approach to the Year 2000 issued is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

o failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues,
o inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure by third parties regarding the Year 2000 issue,
o failure to address Year 2000 issue with all vendors, including utility vendors, and customers,
o infrastructure failures, such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and
o failure of the Company to accurately predict the costs to address the Year 2000 issue or the lost revenues related to interruption in the Company's or its customers' businesses.

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





                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 27, Financial Data Schedule (Edgar Only) (Filed as exhibit to Form 10-Q for the quarter ended September 30, 1998.)

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