Form 10-K405
period 1998-12-31
AG BAG INTERNATIONAL LTD
filed 1999-04-01
CIK 842289

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER: 0-18259

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based on the closing sales price of the Common Stock on March 8, 1999, the aggregate market value of the voting stock of registrant held by non-affiliates was $ 3,192,586.

     The registrant has one class of Common Stock with 12,061,991 shares outstanding as of March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 7, 1999, are incorporated into Part III of this report.


================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                            PAGE


PART I            ............................................................1
     Item 1.      Business....................................................1
     Item 2.      Properties..................................................9
     Item 3.      Legal Proceedings..........................................10
     Item 4.      Submission of Matters to a Vote of Security Holders........10
     Executive Officers of the Registrant....................................10

PART II           ...........................................................11
     Item 5.      Market for Registrant's Common Equity and Related
                     Stockholder Matters ....................................11
     Item 6.      Selected Financial Data....................................14
     Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................16
     Item 7A.     Quantitative and Qualitative Disclosures about
                     Market Risk.............................................23
     Item 8.      Financial Statements and Supplemental Data.................23
     Item 9.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.....................23

PART III          ...........................................................23
     Items 10. and 11.  Directors and Executive Officers of
                     Registrant and Executive Compensation...................23
     Item 12.     Security Ownership of Certain Beneficial Owners
                     and Management..........................................24
     Item 13.     Certain Relationships and Related Transactions.............24

PART IV           ...........................................................25
     Item 14.     Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K.....................................25

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

     The Company has pioneered an alternate method of storing feed for livestock. Traditional methods of storing feed have included placing it in bunkers, pits, and silos or baling and stacking it. The Company's method is to store the feed in huge plastic bags of up to 500 feet in length and up to 12 feet in diameter by tightly stuffing the feed into the bag. The Company assembles the machines for stuffing the feed into the bags. It has the bags manufactured to its specifications and then folds and distributes the bags through its dealer network. The benefits of bagging the feed include reduced cost, additional flexibility in harvesting and storing the feed, enhanced feed quality, and relatively small capital requirements. The Company also sells ancillary products which complement the Company's main line of bagging machines and bags.

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:


                                                      (in thousands)
         Product                             1996          1997          1998
         ---------                           ----          ----          ----

         Bags                              $13,294       $12,355       $14,439
         Machines                          $ 8,199       $ 6,236       $10,433
         Other                             $ 1,492       $ 1,702       $ 2,838
                                           -------       -------       -------
         Net Sales                         $22,985       $20,293       $27,710

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

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company also sells in Thailand, Australia, New Zealand, Western and Central Europe and Puerto Rico.

     The Company is developing other uses for its bagging technology. In 1993, it established an environmental division focused on composting technologies and a grain bagging division. In late 1997, the Company dissolved its grain bagging division and moved that product line back into its silage business. The Company has adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable Tri-Dura-REGISTERED TRADEMARK- plastic bags. The Company has developed plastic bag bailers which enable the Company to bail and pick up the recyclable Tri-Dura-REGISTERED TRADEMARK- plastic bags from its customers.

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

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 66-75% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter                            1996              1997*             1998
         -------                            ----              ----              ----

         1st                                17%               14%               17%
         2nd                                30%               40%               35%
         3rd                                36%               35%               35%
         4th                                17%               11%               13%

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

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags ranging in size from 9 to 12 feet in diameter and 150 to 500 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger-REGISTERED TRADEMARK- was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $135,000 to $230,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. The company offers the HFC model in small, medium-sized and large bagging machines. The retail price for the HFC machines range from approximately $42,500 to $250,000

     A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber-REGISTERED TRADEMARK- with a retail price ranging from $7,000 to $17,000. The Flex-a-Tuber-REGISTERED TRADEMARK- permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags. The round bale Flex-a-Tubers-REGISTERED TRADEMARK- are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags up to 200 feet in length.

     The Company assembles and sells the Ag-Bag-REGISTERED TRADEMARK- Pro-Grain Bagger, which retails for between $26,000 and $27,000. This machine is similar in design to the smallest Ag-Bagger-REGISTERED TRADEMARK- machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

     The Company also assembles and sells the Mighty Bite-REGISTERED TRADEMARK-front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite-REGISTERED TRADEMARK- closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures the Mighty Bite-REGISTERED TRADEMARK- in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,000 to $4,500.

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger which retails for between $22,500 and $28,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura-REGISTERED TRADEMARK- flex storage bags of 6, 8 and 9 feet in diameter and up to 200 feet in length.

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

     AG-BAG TRI-DURA-REGISTERED TRADEMARK- STORAGE BAGS. The Ag-Bag Tri-Dura-REGISTERED TRADEMARK- disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 500 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The Company then converts the rolls into bags by cutting the rolls into the various bag lengths and folding the bags for use on the Company's bagging machines. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura-REGISTERED TRADEMARK- bag is used, it may be recycled or disposed of in another manner, but may not be reused.

     The Company contracts for the manufacture of, and sells Tri-Dura-REGISTERED TRADEMARK- three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $1,300. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

     AG-BAG-REGISTERED TRADEMARK- INOCULANT. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!-REGISTERED TRADEMARK-. The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for composting in its environmental division.

     Bags and machines each account for more than 30% of the Company's revenue and have done so for the last three years.

MARKET SIZE
-----------

     The market for Ag-Bag-REGISTERED TRADEMARK- machinery and Ag-Bag Tri-Dura-REGISTERED TRADEMARK- recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1997, over 556,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook XII published in 1998 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 140,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag-REGISTERED TRADEMARK- farm equipment and Tri-Dura-REGISTERED TRADEMARK- storage bags; and that only about 7-9% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany, Western and Central Europe, Australia, Japan, Thailand, New Zealand, Puerto Rico, and England where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

     The Company has also developed a system for "in-vessel" composting which is designed to eliminate odors and control leachate which is inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills The Company's primary focus is currently directed towards municipalities, private composters, military bases and zoos. The Company currently estimates the size of the compost market within North America to be over $1 billion a year. In the composting area, the Company sold 7 bagging systems in 1998 compared to 2 in 1997, placed 6 sublicense agreements and commenced 9 pilot projects in 1998. The Company also has 2 ongoing university research studies in process as well. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.


MARKETING
---------

     The Company markets its Ag-Bag-REGISTERED TRADEMARK- farm equipment, Tri-Dura-REGISTERED TRADEMARK- storage bags, Ag-Bag Plus!-REGISTERED TRADEMARK-and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1998, there were 140 dealers serviced by a combined total of 20 regional and territorial Company-employed managers. Most of the dealers market the entire Ag-Bag-REGISTERED TRADEMARK- line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag-REGISTERED TRADEMARK- inoculants. The Company also sells farm equipment, Tri-Dura-REGISTERED TRADEMARK- storage bags, and inoculant directly to large customers in the states of California, New Mexico, Washington, and in the New England area.

     The Company offers customers the opportunity to finance the purchase of Ag-Bag-REGISTERED TRADEMARK- farm equipment through unaffiliated third parties who offer lease-purchase financing.

     The Company rents Ag-Bag-REGISTERED TRADEMARK- bagging machines to farmers located in the state of California. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1998, the Company had 2 machines available for rent. The Company also sells Tri-Dura-REGISTERED TRADEMARK- storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag-REGISTERED TRADEMARK- bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

     Prior to December 31, 1997, the Company offered a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. It retained ownership of the bagging machines, provided bags to the customer, and filled the bags with the customer's forage on a fee-per-metric tonne basis. This business was sold on December 31, 1997. The Company's former operations director in England purchased the business, and continues to operate a custom bagging service in the United Kingdom and is an international dealer of Ag-Bag products.

     The Company formed an environmental division to market its "in-vessel" composting system. The Company intends to establish and market this system through a composting dealer network. In addition, the Company expects to further develop a regional and territorial sales force which will have expertise in composting and environmental recovery. The Company markets its composting system through a sublicense which allows the end user to use the Ag-Bag-REGISTERED TRADEMARK- compost technology.

     The Company is not dependent on any single customer or a few customers. The loss of any customer would not have a material adverse effect on the Company.


ASSEMBLY AND MANUFACTURING
--------------------------

     AG-BAG-REGISTERED TRADEMARK- FARM EQUIPMENT. The Company buys most of its components for its bagging machines from various other manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, HFC (Cable-less) machines, Square Bale Baggers, and Flex-a-Tubers-REGISTERED TRADEMARK- are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled at the Company's Blair, Nebraska plant.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     AG-BAG TRI-DURA-REGISTERED TRADEMARK- STORAGE BAGS. All of the three-ply Tri-Dura-REGISTERED TRADEMARK- bonded storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura-REGISTERED TRADEMARK- plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in uncut rolls to the Company's plant in Blair, Nebraska, where they are cut to the proper lengths and folded for shipment.

     AG-BAG-REGISTERED TRADEMARK- INOCULANTS. The liquid inoculant and compost inoculant is purchased by the Company on the open market. The Company believes that the liquid and compost inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."


PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     The Company purchases its Tri-Dura-REGISTERED TRADEMARK- rolls from a company owned by Steven G. Ross ("Supplier") pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura-REGISTERED TRADEMARK- bags. The supply agreement provides that the Company is obligated to purchase all of its plastic rolls, with certain exceptions, from Supplier through January 1, 2004. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement.

     The Company considers its relationship with Supplier as good. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls.

     The structural components of the Company's farm equipment are manufactured in Oregon, Nebraska and Iowa by several manufacturing companies. The Company believes that alternative sources of supply are readily available at competitive prices if the present sources of supply should become unavailable. The
Company is not aware of any raw materials shortages or problems with these suppliers which would adversely affect the operations of the Company's business.

     The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchases the liquid and compost inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.


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

     In the environmental (compost) area, the Company competes primarily with wind row turner manufacturers. Wind row turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's systems offer the advantage of being self-contained thus reducing odor and requiring no turning or watering. There are approximately 50 manufacturers of turners. In addition, the Company also competes with about five companies which manufacture "in-vessel" systems, such as burners and incinerators for large projects, which generally cost from $1 to $15 million.

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

BACKLOG
-------

     In 1999, backlog orders were 5.6% higher than 1998. The dollar amount of backlog orders of the Company that are believed to be firm, as of March 1, 1999, was approximately $3,800,000, compared to $3,600,000 on March 1, 1998. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


RESEARCH AND DEVELOPMENT
------------------------

     The amounts spent on research and development are not material.


ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 1998.


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

EMPLOYEES
---------

     On December 31, 1998, the Company had 110 full-time employees. The Company employs approximately 150 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
----------------------------------------------------------------------------

                                                                             (In thousands)
                                                                         Year Ended December 31
                                                             ---------------------------------------------

                                                                1996              1997            1998
                                                                ----              ----            ----

Sales to unaffiliated customers:
         United States                                       $    17,133      $    16,501     $    23,795
         Canada                                                    1,788            1,380           2,030
         Germany                                                   1,951            1,276           1,113
         Latin America/Mexico                                      1,392              726             478
         Other foreign countries                                     668              341             285
                                                             -----------      -----------     -----------

                                                             $    22,932      $    20,224     $    27,701

Sales to affiliated customers:
         Officers and Directors                                       53               69               9
                                                             -----------      -----------     -----------
Total                                                        $    22,985      $    20,293     $    27,710
                                                             ===========      ===========     ===========

Sales or transfers between United States
and United Kingdom:                                          $       237      $       165     $         *
                                                             ===========      ===========     ===========

*The Company sold its United Kingdom subsidiary, Ag-Bag Europe, PLC, on December
31, 1997. Sales to the United Kingdom are now included in Sales to Unaffiliated customers; Other foreign countries.

Reference is also made to the Selected Financial Data at Item 6.


ITEM 2.  PROPERTIES
-------------------

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

     The Company owns facilities in Blair, Nebraska, where the Company folds and packages its Tri-Dura-REGISTERED TRADEMARK- feed storage bags; prepares and packages its proprietary inoculant; assembles its smaller bagging machines and warehouses products. During 1996, the Company began consolidating its Blair, Nebraska, operations into a newly constructed facility which consists of three buildings comprising approximately 70,000 square feet. Construction was completed on all facilities and the Company fully occupied its new buildings in early 1997. The Blair, Nebraska, facilities are subject to a mortgage in the amount of $1,319,009. Management estimates that manufacturing at the Blair facility is currently at approximately 65% of capacity.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A civil class-action suit was filed in the Federal District Court of Minnesota, 4th Division, on January 8, 1996 by Michael A. Hunt, on behalf of bag customers, against the Company, UpNorth Plastics, Inc. and Poly America, Inc. (the "Hunt Case"). The civil suit alleges that the Company conspired with UpNorth Plastics, Inc. and Poly America, Inc. to fix bag prices in violation of federal law. The suit does not specify an amount of alleged damages. Michael A. Hunt filed for bankruptcy under Chapter 7 of the federal bankruptcy laws. The Company has filed a motion to dismiss the case. The Company has also made an offer to purchase the claim from the bankruptcy trustee for $25,000.

     Due to the filing for bankruptcy by Michael A. Hunt, a civil class-action was filed in the Federal District Court of Minnesota, 4th Division on January 30, 1998 by S & S Forage & Equipment Co. Inc., on behalf of bag customers against the Company, UpNorth Plastics, Inc. and Poly America, Inc. (the "S & S Case"). The S & S Case alleges substantially the same claims as the Hunt Case and also does not specify an amount of alleged damages. The Company has filed a motion to dismiss the S & S Case.

     The outcome of the foregoing litigation is not expected to have a material adverse effect on the results of operations, financial condition or liquidity of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 8, 1999, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.

                                         DATE OF
      NAME                     AGE      ELECTION                      POSITION
      ----                     ---      --------                      --------

Larry R. Inman                 48         1990       Chairman of the Board and Chief Executive Officer (since 1990); President of the Company since 1993; President of Ag-Bag Corporation (1984-1989) and
                                                     Chairman (1989-1994) of Ag-Bag Corporation (former subsidiary).

Michael R. Wallis              34         1992       Chief Financial Officer (since 1993) and Vice President of Finance (since
                                                     1992), Treasurer (since 1996); Manager, Yergen & Meyer (regional accounting firm, 1986-1992).

Arthur P. Schuette             59         1990       Vice President, Sales (since 1991); Treasurer of the Company (1990-1991) and
                                                     (1983-1991) Ag-Bag Corporation (former subsidiary).




Lou Ann Tucker                 45         1990       Secretary (since 1996), Vice President, Administration (since 1989), and
                                                     Treasurer (1991-1996); Executive Treasurer (1988-1994) of Ag-Bag Corporation
                                                     (former subsidiary); co-owner of LGJ Livestock, Astoria, Oregon (horse and cattle ranch, since 1980).

Walter L. Jay                  38         1990       Vice President, Manufacturing (since 1989); Manager of Blair, Nebraska Plant
                                                     (since 1980); KW Trucking (1984-1987).


                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The company was formally notified on January 13, 1999, that its Common Stock was delisted from quotation on the Nasdaq inter-dealer quotation system for failure to meet the new listing requirements. The Company's Common Stock is now traded on the OTC Bulletin Board.

     As of March 8, 1999, there were approximately 340 holders of record of Common Stock. The Company estimates there are approximately 2,400 beneficial holders of the Common Stock.

     The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1998:

Calendar Year                             High Bid           Low Bid
-------------                             --------           -------

1997:
----

First quarter                              $1.375             $.813
Second quarter                              $.875             $.563
Third quarter                               $1.00             $.625
Fourth quarter                              $1.00             $.484

1998:
----

First quarter                               $.688             $.406
Second quarter                               $.75             $.453
Third quarter                               $.813             $.406
Fourth quarter                              $.594             $.375
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

UNREGISTERED SECURITIES
-----------------------

      The following unregistered securities have been issued by the Company during the last three fiscal years:

-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                                                 Name of
                                                                Principal
                                  Title and Amount of         Underwriter/          Name or Class of
                                       Securities             Underwriting            Persons who
                                    Granted/Exercise          Discounts or              Received             Consideration
       Date of Grant              Price if Applicable          Commissions             Securities              Received
-----------------------------    -----------------------    ------------------    -------------------    -------------------

                                  300,000 Options for
                                  Common Stock/$1.0625                                Nonemployee
     November 11, 1996                 per share(1)                N/A                 Directors                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                   50,000 Options for
                                  Common Stock/$1.0625
     November 11, 1996                 per share(2)                N/A                  Officers                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                                                                                            For consulting
                                   6,788 Options for                                                      services; value of
                                  Common Stock/$.6875                                                     services estimated
     February 17, 1997                 per share(3)                N/A              Patrick Meunier          to be $5,000
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                   10,000 Options for
                                  Common Stock/$.6875
     February 17, 1997                 per share(4)                N/A                 Udo Weber                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                   20,000 Options for
                                  Common Stock/$.6875
       July 17, 1997                   per share(3)                N/A                  Officers                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                     8,240 Shares of
      August 26, 1997                Common Stock(5)               N/A                 Employees                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------
                                   50,000 Options for
                                   Common Stock/$.563                                 Nonemployee
        June 8, 1998                   per share(1)                N/A                 Directors                $0
-----------------------------    -----------------------    ------------------    -------------------    -------------------

     The above unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended
("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.


-----------------------------

<F1> Granted under Nonemployee Director Stock Option Plan. Options vest according to terms of plan.
<F2> Granted under the Incentive Stock Option Plan. Options vest immediately.
<F3> Issued pursuant to a nontransferable option agreement which provides for vesting as follows: 40% vest and become exercisable six months after the grant date, another 40% vest and become exercisable two years after the grant date, and the remaining
     20% vest and become exercisable three years after the grant date.
<F4> Issued pursuant to a nontransferable option agreement which provides for vesting as follows: 100% vested after two years from date of grant.
<F5> Granted under the 1991 Employee Stock Plan.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto included elsewhere in this report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                             --------------------------------------------------------------------

                                                1994            1995            1996         1997          1998
                                                ----            ----            ----         ----          ----

Statement of Operations Data:

Net Sales                                    $   20,707      $ 17,659      $  22,985       $  20,293     $ 27,710
Cost of Sales                                    14,833        12,679         17,791          18,493       20,800
                                             ----------      --------      ---------       ---------     --------

Gross Profit from Operations                      5,874         4,980          5,194           1,800        6,910

Selling and Administrative Expenses               4,490         4,219          4,739           5,035        5,470
Research and Development Expenses                    60            68             59              87          150
Unusual Charge                                                                                   980
                                             ----------      --------      ---------       ---------     --------
Income (Loss) from Operations                     1,324           693            396          (4,302)       1,290
Other Income (Expense)                             (362)         (214)           174            (290)         (64)
                                             ----------      --------      ---------       ---------     --------

Income (Loss) before Provision for
  Income Taxes, and Discontinued Operations         962           479            570          (4,592)       1,226

Provision (Benefit) for Income Taxes                429           286            257          (1,650)         422
                                             ----------      --------      ---------       ---------     --------
Income (Loss) before Discontinued
  Operations                                        533           193            313          (2,942)         804

Discontinued Operations-income (loss)
 from operations                                                  (86)            50            (449)
Discontinued Operations-loss on disposal
  of Ag-Bag Europe, PLC (less income tax
  benefit of $24,500)                                                                           (424)
                                             ----------      --------      ---------       ---------     --------
Net Income (Loss)                            $      533      $    107      $     363       $  (3,815)    $    804
                                             ==========      ========      =========       =========     ========

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                             --------------------------------------------------------------------
                                                1994            1995            1996         1997          1998
                                                ----            ----            ----         ----          ----

Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations                               $     0.04      $   0.02      $    0.03       $    (.24)    $    .06
  Discontinued Operations                                        (.01)                          (.08)
                                             ----------      --------      ---------       ---------     --------
                                             $     0.04      $   0.01      $    0.03       $    (.32)    $    .06
                                             ==========      ========      =========       =========     ========
Diluted Earnings per Share:
  Income (Loss) before Discontinued
    Operations                               $     0.04      $   0.02      $    0.03       $    (.24)    $    .06
  Discontinued Operations                                        (.01)                          (.08)    $
                                             ----------      --------      ---------       ---------     --------
                                             $     0.04      $   0.01      $    0.03       $    (.32)    $    .06
                                             ==========      ========      =========       =========     ========

Weighted Average Shares:
  Basic                                          11,645        12,062         12,096          12,056       12,062
                                             ==========      ========      =========       =========     ========
  Diluted                                        11,645        12,062         12,096          12,056       12,062
                                             ==========      ========      =========       =========     ========

Balance Sheet Data:
                                                                            December 31,
                                             --------------------------------------------------------------------
                                                1994            1995            1996         1997          1998
                                                ----            ----            ----         ----          ----

Working Capital                              $    5,334     $   6,078      $   6,090       $  5,681      $  6,818

Current Assets                                    8,445         9,379          8,746          9,889         9,391

Total Assets                                     15,546        16,297         16,903         15,190        13,820

Current Liabilities(1)                            3,111         3,301          2,656          4,208         2,573

Long-term Debt(1)                                 1,056         1,237          2,061          2,690         2,210

Total Stockholders' Equity(2)                    11,379        11,759         12,186          8,292         9,037

-------------------------------

<F1> Includes loans from shareholders and deferred taxes.
<F2> Includes $696 of preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information set forth below relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below. Such risks and uncertainties include, but are not limited to, the following:

         * - The economic health of the U.S. dairy industry including milk and grain feed prices and the ability of the dairy farmers to make capital expenditures
         * - Adverse weather conditions which affect farmers' crops and reduce demand for the Company's products
         * - Market acceptance of the Company's composting system and technology
         * - Consolidations within the farming sector and reduction in the number dairy cows

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                             -------------------------------------------------------------------
                                                                     Year Ended December 31,
                                             -------------------------------------------------------------------
                                                1994           1995           1996           1997         1998
                                                ----           ----           ----           ----         ----

Net Sales                                       100%           100%            100%          100%          100%

Costs and Expenses:
  Cost of Sales                                  72%            72%             77%           91%           75%
  Selling and Administration                     22%            24%             21%           25%           20%
  Research and Development                       ---            ---             ---           ---           ---
  Unusual Charge                                 ---            ---             ---            5%           ---

Income (Loss) From Operations                     6%             4%             2%           (21%)           5%
                                                ----           ----           ----           -----         ----


STRATEGIC REALIGNMENT
---------------------

     On December 5, 1997, the Company's Board of Directors approved a strategic realignment of the Company.

     The realignment involved the sale of the Company's U.K. subsidiary (see discussion below on Discontinued Operations) which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as discontinued operations for the years ended December 31, 1997, 1996 and 1995. The sale was effective December 31, 1997.

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

YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------

     For the year ended December 31, 1998, net sales increased 36.55% to $27,710,514 compared to $20,292,959 for the year ended December 31, 1997. Sales for the year were up as a result of continued improving milk prices and lower grain feed costs in the U.S. which spurred capital expenditures for machinery and equipment. The Company believes recent university research articles published on the benefits of bagging over the use of bunkers have also helped to increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos.

     Machine sales for the year were up 67.3% and bag sales were up over 16.9% compared to 1997. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. In addition, the Company introduced its next generation (hydraulic finger controlled) silage bagger during the first quarter of 1998, representing the latest in bagging technology. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

     In addition to compost bag sales, the Company sold seven composting systems during the year ended December 31, 1998, (generating approximately $550,000 in revenue) compared to two systems sold for the year ended December 31, 1997 (generating approximately $100,000 in revenue). This reflects continued successes in pilot projects and what the Company believes is a growing interest in Ag-Bag's composting system and technology.

     The Company sells its product primarily through a worldwide dealer network, however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200-300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     International sales for the Company in 1998 were down in comparison to 1997 due to poor economic conditions in the Latin American/Mexico market coupled with slight declines in machine sales into the European market. In 1997, the Company formed a German partnership ("Partnership") in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The partnership distributes bags to the Company's German and European dealers. The Company's equity in earnings of the Partnership are reported as other income. Approximately $1.5 million in bag sales were distributed through the Partnership during 1998, an increase of 25%, compared to approximately $1.2 million in bag sales for 1997.

     Gross profit from sales for the year ended December 31, 1998 increased 283.79% to $6,910,073 compared to $1,800,440 for the year ended December 31, 1997. The increase for the year was largely the result of an inventory write-down charge in 1997 which totaled $2,418,778. In addition, increased sales volumes in 1998 helped cover fixed operating overheads which were offset by lower margins as a result of strong competition in certain areas of the U.S. market in both bags and machines. Additionally, the Company incurred higher transportation costs in 1997 caused by the new bag folding facility construction delays.

     Selling expenses for the year ended December 31, 1998 increased 13.16% to $3,025,642 compared to $2,673,587 for the year ended December 31, 1997. The increase was the result of increased meeting and travel expenses, coupled with increased commissions from higher sales volumes and increased advertising expenses related to the Company's new image and product advertising campaign.

     Administrative expenses for the year ended December 31, 1998 increased 3.47% to $2,444,060 compared to $2,361,940 for the year ended December 31, 1997. The increase for the year was the result of higher personnel costs and general administrative overheads, which were offset by lower amortization expense as a result of the fourth quarter 1997 write-off of certain patent rights.

     Research and development expenses for the year ended December 31, 1998 increased 72.26% to $150,058 compared to $87,112 for the year ended December 31, 1997. The increase for the year was the result of the Company continuing to develop and modify its HFC (Cable-less machine) and its smaller compost bagging machine.

     Interest expense for the year ended December 31, 1998 decreased 7.85% to $437,803 compared to $475,056 for the year ended December 31, 1997. The decrease for the year was the result of the Company utilizing a smaller portion of its credit facility as a result of increased collection efforts which were offset by the fact that some extended term sales were offered during the year to remain competitive.

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

     Net income for the year ended December 31, 1998 was $804,399 compared to a net loss of $3,815,119 for the year ended December 31, 1997. The increase in net income for the year was the result of an improved U.S. dairy industry coupled with the fact the Company incurred a special one-time charge during 1997 related to a strategic realignment and re-focusing of the Company which included revaluation and abandonment of certain non-core, long term inventory totaling $2,418,778. In addition, in 1997, the Company incurred a loss from operations from its former U.K. subsidiary, Ag-Bag Europe, PLC in the amount of $448,832 and a loss on disposal of the subsidiary in the amount of $424,064. The Company also incurred an unusual charge related to a patent right write-off in 1997 equaling $979,762. Increased sales volumes in 1998 helped cover fixed operating overheads but were offset by lower margins and increased selling and administrative expenses. The increase in net income was also due to decreased interest expense.

YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------

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

     International sales for the Company in 1997 continued to be strong but were down in comparison to 1996 as a result of the formation of a German partnership ("Partnership") during 1997 in which the Company owns a 50% interest and its German dealer owns the remaining 50%. Bag sales which were previously sold by the Company to its German and European dealers are now being sold through the Partnership to the dealers. Consequently, the Company's equity in earnings of the Partnership are reported as other income. Approximately $1.2 million in bag sales were distributed through the Partnership during 1997. The Company sold $750,000 in bags in 1996 to the Company's German and European dealers.

     Gross profit from sales for the year ended December 31, 1997 decreased 65.34% to $1,800,440 compared to $5,193,654 for the year ended December 31, 1996. The decrease for the year was primarily the result of the inventory write down in connection with the strategic realignment, coupled with lower sales volumes to cover fixed overheads and lower margins on sales of used equipment and bags in certain highly competitive areas. Additionally, the Company also incurred higher transportation costs to deliver product during the year caused by the new bag folding facility construction delays.

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The company fully implemented SFAS No. 130 during 1998.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131 is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The company fully implemented SFAS No. 131 during 1998 and determined that it has no reportable segments.


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

     In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has not evaluated its vendors and customers non-IT systems. The Company has received responses from approximately 95% of its vendors and 85% of its customers. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect.

     Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $40,000 and the Company estimates its total cost to become Year 2000 compliant will be approximately $45,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not received responses from all third parties.

     Risks of the Company's Year 2000 Issue. The most reasonably likely worst case scenario for the Company would involve an extended shutdown in production and/or lost revenue caused by interruption in the Company's customers' businesses. The Company is unable to quantify the effect of such a scenario. However, the Company has identified its critical vendors and customers and does not believe that any such vendors or customers represent a significant risk. In addition, the first month of the fiscal year is not a critical production period or period of customer demand and therefore the Company believes it would be able to recover from a temporary interruption without a material adverse effect on the Company's operations.

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

     Accounts receivable increased 6.48% at December 31, 1998 to $2,333,912 compared to $2,191,682 at December 31, 1997. The increase in accounts receivable is the result of the majority of the Company's fourth quarter sales occurring during the last month of the quarter coupled with the fact the Company made some sales on extended terms during the fall that are not yet due.

     Inventory increased 7.45% at December 31, 1998 to $5,940,289 compared to $5,528,239 at December 31, 1997. The increase in inventory resulted from increased production during the fourth quarter in order to have inventory available for the pre-season flooring program.

     Other current assets decreased at December 31, 1998 to $344,172 compared to $2,013,684 at December 31, 1997. The decrease was the result of the collection of the business sale receivable of the

Company's U.K. subsidiary sold in December of 1997, coupled with collection of a tax receivable and a receivable for the sale of a parcel of land the Company sold in the fall of 1997.

     Intangible assets at December 31, 1998 decreased to $54,954 compared to $104,547 at December 31, 1997. The decrease was the result the of the Company's implementation of SOP (Statement of Position) 98-5 requiring unamortized start-up costs to be written-off, coupled with normal amortization expense for the year.

     The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of December 31, 1998, $-0- had been drawn under the credit line. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1999.

     In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The company was formally notified on January 13, 1999, that its common stock was delisted from quotation on the Nasdaq inter-dealer quotation system for failure to meet the new listing requirements. The company's common stock is now traded on the OTC Bulletin Board. The removal from quotation on Nasdaq could have a material adverse effect on the Company's ability to raise additional equity capital in a public stock offering should that become necessary.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Not applicable.


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

     Reference is made to the Form 8-K filed by the Company on June 12, 1998.


                                    PART III
                                    --------


ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION
------------------------------------------------------------------------

     A definitive proxy statement for the 1999 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 7, 1999 will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

    (a)  The following documents are filed as part of this report:
                                                                            Page

         1.   Index to Financial Statements...............................    28

              Independent Auditors' Reports...............................   F-1

              Balance Sheets at December 31, 1998 and 1997................   F-3

              Statements of Operations and Comprehensive Income for
                  for the years ended December 31, 1998, 1997 and 1996....   F-5

              Statement of Shareholders' Equity for the years ended
                  December 31, 1998, 1997 and 1996........................   F-6

              Statement of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996........................   F-7

              Notes to Financial Statements...............................   F-8

              Independent Auditors' Reports...............................  F-23

         2.   Financial statement schedules required to be filed by
                  Item 8 and paragraph (d) of this Item 14:

              Schedule of Valuation and Qualifying Accounts...............  F-25

              All other schedules are omitted because they are not
                  applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits............    29

    (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

    (c)  The index of exhibits and required exhibits......................    29

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

                                   AG-BAG INTERNATIONAL LIMITED,
                                     a Delaware corporation

Date: March 30, 1999                 By: /s/ Larry R. Inman
                                         ---------------------------------------
                                         Larry R. Inman, Chief Executive Officer
                                         and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 1999                 By: /s/ Larry R. Inman
                                         ---------------------------------------
                                         Larry R. Inman, Chairman, Board of
                                         Directors; Chief Executive Officer and
                                         President (Principal Executive Officer)

Date: March 30, 1999                 By: /s/ Michael R. Wallis
                                         ---------------------------------------
                                         Michael R. Wallis, Chief Financial
                                         Officer and Vice President, Finance
                                         (Principal Financial and Accounting
                                         Officer)

Date: March 30, 1999                 By: /s/ Roy I. Anderson
                                         ---------------------------------------
                                         Roy I. Anderson, Director

Date: March 30, 1999                 By: /s/ Lemuel E. Cunningham
                                        ---------------------------------------
                                         Lemuel E. Cunningham, Director

Date: March 30, 1999                 By: /s/ Michael W. Foster
                                         ---------------------------------------
                                         Michael W. Foster, Director

Date: March 30, 1999                 By: /s/ Michael B. Leahy
                                         ---------------------------------------
                                         Michael B. Leahy, Director

Date: March 30, 1999                 By: /s/ Arthur P. Schuette
                                         ---------------------------------------
                                         Arthur P. Schuette, Director

Date:                                By: _______________________________________
                                         Rolf E. Soderstrom, Director

Date: March 30, 1999                 By: /s/ Robert N. Thurston
                                         ---------------------------------------
                                         Robert N. Thurston, Director

Date: March 30, 1999                 By: /s/ Stan Vinson
                                         ---------------------------------------
                                         Stan Vinson, Director

                          AG-BAG INTERNATIONAL LIMITED


                              FINANCIAL STATEMENTS

                           Supplementary Information

                     Years Ended December 31, 1998 and 1997

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORTS                                                F-1

FINANCIAL STATEMENTS

     Balance Sheets                                                          F-3

     Statements of Operations and Comprehensive Income                       F-5

     Statements of Shareholders' Equity                                      F-6

     Statements of Cash Flows                                                F-7

     Notes to Financial Statements                                           F-8

SUPPLEMENTARY INFORMATION

     Independent Auditors' Reports on Supplementary Information             F-23

     Valuation and Qualifying Accounts                                      F-25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited

We have audited the accompanying balance sheet of Ag-Bag International Limited as of December 31, 1998, and the related statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ag-Bag International Limited as of December 31, 1997 and 1996, were audited by other auditors whose report dated February 25, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Yergen & Meyer LLP



Portland, Oregon
February 19, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Ag-Bag International Limited:


We have audited the accompanying balance sheet of Ag-Bag International Limited as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                    /s/ KPMG Peat Marwick LLP



Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS

                                                                                    1998                1997
                                                                             ------------------  ------------------

CURRENT ASSETS
     Cash                                                                    $          361,614  $              656
     Accounts receivable, less allowance for doubtful
         accounts of $327,510 and $200,000 at 1998
         and 1997, respectively                                                       2,333,912           2,191,682
     Inventories                                                                      5,940,289           5,528,239
     Other current assets                                                               344,172           2,013,684
     Prepaid expenses                                                                   410,520             154,439
                                                                             ------------------  ------------------

         Total Current Assets                                                         9,390,507           9,888,700
                                                                             ------------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,934,382           4,378,444
                                                                             ------------------  ------------------

OTHER ASSETS
     Deferred income taxes                                                               41,000             638,666
     Intangible assets, net                                                              54,954             104,547
     Other assets                                                                       399,425             179,973
                                                                             ------------------  ------------------

         Total Other Assets                                                             495,379             923,186
                                                                             ------------------  ------------------

TOTAL                                                                        $       13,820,268  $       15,190,330
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    1998                1997
                                                                             ------------------  ------------------

CURRENT LIABILITIES
     Lines of credit                                                         $                -  $        1,717,263
     Note payable to shareholder and related party                                       15,876              15,876
     Current portion of long-term debt and capital
         lease obligations                                                              365,688             444,985
     Accounts payable                                                                   831,922             949,373
     Accrued payroll and payroll taxes                                                  484,458             324,545
     Dealer deposits                                                                    225,418             128,922
     Warranty reserve                                                                   140,000             125,000
     Accrued expenses and other current liabilities                                     470,134             462,004
     Income taxes payable                                                                39,636              39,636
                                                                             ------------------  ------------------

         Total Current Liabilities                                                    2,573,132           4,207,604
                                                                             ------------------  ------------------

NONCURRENT LIABILITIES
     Long-term debt and capital lease obligations,
         less current portion                                                         2,201,388           2,666,552
     Note payable to shareholder and related party,
         less current portion                                                             8,219              23,884
                                                                             ------------------  ------------------

         Total Noncurrent Liabilities                                                 2,209,607           2,690,436
                                                                             ------------------  ------------------

         Total Liabilities                                                            4,782,739           6,898,040
                                                                             ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $4 liquidation value, 8.5% cumulative dividend, non-voting, 5,000,000 shares authorized,
         174,000 shares issued and outstanding                                          696,000             696,000
     Common stock, $.01 par value, 25,000,000 shares
         authorized, 12,061,991 shares issued and outstanding
         at December 31, 1998 and 1997                                                  120,619             120,619
     Additional paid in capital                                                       9,210,211           9,210,211
     Retained earnings (deficit)                                                       (989,301)         (1,734,540)
                                                                             ------------------  ------------------

         Total Shareholders' Equity                                                   9,037,529           8,292,290
                                                                             ------------------  ------------------

TOTAL                                                                        $       13,820,268  $       15,190,330
                                                                             ==================  ==================


  The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                      1998             1997              1996
                                                                ----------------  ---------------  ----------------

NET SALES                                                       $     27,710,514  $    20,292,959  $     22,985,293
COST OF SALES                                                         20,800,441       18,492,519        17,791,639
                                                                ----------------  ---------------  ----------------

     Gross profit from operations                                      6,910,073        1,800,440         5,193,654

OTHER OPERATING EXPENSES
     Selling expenses                                                  3,025,642        2,673,587         2,465,276
     Administrative expenses                                           2,444,060        2,361,940         2,273,548
     Research and development expenses                                   150,058           87,112            58,808
     Unusual charge                                                            -          979,762                 -
                                                                ----------------  ---------------  ----------------

     Income (loss) from operations                                     1,290,313       (4,301,961)          396,022

OTHER INCOME (EXPENSE)
     Interest income                                                      69,607           39,494            38,144
     Interest expense                                                   (437,803)        (475,056)         (376,341)
     Other                                                               304,282          145,300           512,398
                                                                ----------------  ---------------  ----------------

Income (Loss) from Continuing
     Operations Before Income Taxes                                    1,226,399       (4,592,223)          570,223

Provision (benefit) for income taxes                                     422,000       (1,650,000)          257,301
                                                                ----------------  ---------------  ----------------

Income (loss) from continuing operations                                 804,399       (2,942,223)          312,922

DISCONTINUED OPERATIONS
     Loss from operations of discontinued
         Ag-Bag Europe PLC                                                     -         (448,832)           50,536
     Loss on disposal of Ag-Bag Europe PLC,
         plus applicable income tax benefit of
         $24,500                                                               -         (424,064)                -
                                                                ----------------  ---------------  ----------------

NET INCOME (LOSS)                                                        804,399       (3,815,119)          363,458

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustments                                  -          (28,325)          123,002
                                                                ----------------  ---------------  ----------------

TOTAL COMPREHENSIVE INCOME (LOSS)                               $        804,399  $    (3,843,444) $        486,460
                                                                ================  ===============  ================

Basic and diluted net income (loss) per common share:
         Continuing operations                                  $           0.06  $         (0.24) $           0.03
         Discontinued operations                                               -            (0.08)                -
                                                                ----------------  ---------------  ----------------

              Total income (loss) per common share              $           0.06  $         (0.32) $           0.03
                                                                ================  ===============  ================

Basic and diluted weighted average common
     shares outstanding                                               12,061,991       12,056,641        12,095,751
                                                                ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                     Accumulated
                                Preferred Stock          Common Stock      Additional    Retained     other        Total
                                ----------------      ------------------     paid-in      earnings  comprehensive shareholders'
                                Shares    Amount      Shares      Amount     capital     (deficit)     income       equity
                                ------    ------      ------      ------   ----------    ---------  ------------- -------------

Balance, December 31, 1995      174,000  $ 696,000  12,053,751  $ 120,537  $ 9,201,796  $ 1,835,441  $(94,677)    $ 11,759,097

Foreign currency translation                                                                          123,002          123,002
Preferred stock dividends                                                                   (59,160)                   (59,160)
Net Income                                                                                  363,458                    363,458
                              ---------  ---------  ----------  ---------  -----------  -----------  --------     ------------

Balance, December 31, 1996      174,000    696,000  12,053,751    120,537    9,201,796    2,139,739    28,325       12,186,397

Stock issued in connection
  with employee stock plan                               8,240         82        8,415                                   8,497
Foreign currency translation                                                                          (28,325)         (28,325)
Preferred stock dividends                                                                   (59,160)                   (59,160)
Net (Loss)                                                                               (3,815,119)                (3,815,119)
                              ---------  ---------  ----------  ---------  -----------  -----------  --------     ------------
Balance, December 31, 1997      174,000    696,000  12,061,991    120,619    9,210,211   (1,734,540)        -        8,292,290

Preferred stock dividends                                                                   (59,160)                   (59,160)
Net Income                                                                                  804,399         -          804,399
                              ---------  ---------  ----------  ---------  -----------  -----------  --------     ------------

Balance, December 31, 1998      174,000  $ 696,000  12,061,991  $ 120,619  $ 9,210,211  $  (989,301) $      -     $  9,037,529
                              =========  =========  ==========  =========  ===========  ===========  ========     ============

   The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                      1998             1997              1996
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $        804,399  $    (3,815,119) $        363,458
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                              580,639          865,671           955,344
              Issuance of stock under employee stock plan                      -            8,497                 -
              Inventory write-down and obsolescence                      135,000        2,171,278           308,500
              Write-down of intangible asset                                   -          979,762                 -
              Loss on disposal of Ag-Bag Europe PLC                            -          424,064                 -
              (Gain) loss on disposition of fixed assets                   1,269          (69,903)         (326,013)
              Deferred income taxes                                      422,000         (755,000)           10,301

     Change in assets and liabilities
         Accounts receivable                                            (142,230)         556,877          (821,608)
         Inventories                                                    (361,187)      (1,244,485)          802,495
         Other current assets                                          1,589,097       (1,442,717)          (37,121)
         Other assets                                                   (219,452)          23,681           (59,382)
         Accounts payable                                               (117,450)         303,349           225,063
         Accrued expenses and other current liabilities                  279,539           64,383           249,429
         Income taxes payable                                                  -           39,636          (167,569)
                                                                ----------------  ---------------  ----------------

              Net cash provided by (used in) operating
                  activities                                           2,971,624       (1,890,026)        1,502,897
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                               (299,662)      (1,346,527)       (2,337,974)
     Proceeds from disposition of fixed assets                            10,000          574,013           929,590
     Intangible assets                                                    15,545          (31,503)           (9,232)
     Cash provided by sale of Ag-Bag Europe PLC                                -          795,739                 -
                                                                ----------------  ---------------  ----------------

         Net cash used in investing activities                          (274,117)          (8,278)       (1,417,616)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                     27,341,354       22,466,810        25,784,004
     Principal payments on line of credit                            (29,058,617)     (21,016,517)      (26,883,684)
     Proceeds on issuance of debt                                         29,517        1,041,093         1,570,335
     Principal payments on debt                                         (573,978)        (425,088)         (606,799)
     Payment of shareholders' notes                                      (15,665)         (14,316)          (12,979)
     Dividends paid                                                      (59,160)         (59,160)          (59,160)
                                                                ----------------  ---------------  ----------------

     Net cash provided by (used in) financing activities              (2,336,549)       1,992,822          (208,283)
                                                                ----------------  ---------------  ----------------

Effect of foreign currency translation                                         -          (94,518)          123,002
                                                                ----------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                                          360,958                -                 -

CASH AT BEGINNING OF YEAR                                                    656              656               656
                                                                ----------------  ---------------  ----------------

CASH AT END OF YEAR                                             $        361,614  $           656  $            656
                                                                ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Ag-Bag International Limited (the company) is a Delaware corporation. The company's primary operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain and other products. The company also manufactures machines and bags for composting. The company's primary market is North America; however, it also sells products in Europe and Latin America. As discussed in
Note 15, in December 1997 the company sold its subsidiary, Ag-Bag Europe PLC.

The company's common stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG". In 1997, the Nasdaq listing requirements were substantially expanded. The company does not currently qualify under the more stringent requirements because the price at which its common stock is trading is below the $1 per share minimum bid price. The company was formally notified on January 13, 1999, that its common stock was delisted from quotation on the Nasdaq inter-dealer quotation system for failure to meet the new listing requirements. The company's common stock is now traded in the OTC Bulletin Board.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of Ag-Bag International Limited and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned partnerships are not consolidated and are instead accounted for on the equity method.

STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, the company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The company transferred $185,863, $132,865 and $281,118 in 1998, 1997 and 1996,
respectively, from rental equipment to inventory held for sale.

ACCOUNTS RECEIVABLE - Accounts receivable are from distributors and customers of the company's products. The company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also to reduce the risk of credit loss, the company requires letter of credit from foreign customers with which no credit history has been established.

INVENTORIES - Inventories are stated at the lower-of-cost or market (net realizable value). The company determines cost on the first-in, first-out (FIFO) basis. The company's estimates of market value incorporate projections of future sales volume by product class.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from five to seven years for equipment and twenty to thirty years for buildings.

Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INTANGIBLE ASSETS - Intangible assets consist primarily of licenses, patents and non-compete agreements. The cost of the licenses, patents and non-compete agreements are amortized over the lesser of the terms of the related agreement or the estimated useful lives of the respective asset, ranging from three to twelve years.

STOCK OPTION PLAN - Prior to January 1, 1996, the company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation for expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. (See Note 11)

INCOME TAXES - The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized.

ADVERTISING COSTS - The company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 1998, 1997, and 1996 were $490,495, $497,617 and $390,831, respectively.

NET INCOME (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes statdards for computing and presenting earnings per share (EPS). It simplifies the standards in APB No. 15 (Earnings per Share) for computing EPS by replacing primary EPS with basic EPS and altering the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The company fully implemented SFAS No. 128 during 1997. Prior years' EPS's have been restated to comply with SFAS No. 128.

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during each year. The calculation of diluted net income (loss) per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the Treasury stock method, is antidilutive.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The company fully implemented SFAS No. 130 during 1998. Prior years' general purpose financial statements have been restated to comply with SFAS No. 130.

FOREIGN CURRENCY TRANSLATION - The financial statements of the company's former U.K. subsidiary have been translated into U.S. dollars from their functional currency, British pounds sterling, in the accompanying statements. Balance sheet amounts have been translated at the exchange rate on the balance sheet date and statement of operations amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is carried as a component of shareholders' equity. The net amount of realized and unrealized gains and losses on foreign currency transactions are included in other expense (income).

SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131 is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The company fully implemented SFAS No. 131 during 1998 and determined that it has no reportable segments.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

REVENUE RECOGNITION - Revenue on machine and bag sales is recognized at the time the product is shipped to the customer.

WARRANTY - At the time of sale, the company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 2 - UNUSUAL CHARGE

Because of a change in the direction of the industry to the cable-less machine design, the company determined that the prospects for sales of machines which incorporate the processes covered by a patent have substantially diminished, thereby impairing the value of the patent itself. As a result, the value of the patent, $979,762 was written off during 1997.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                                           December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

     Parts and subassembly                                                   $        1,825,990  $        1,348,323
     Work in process and raw materials                                                  857,283           1,030,113
     Bags and machines                                                                3,257,016           3,149,803
                                                                             ------------------  ------------------

                                                                             $        5,940,289  $        5,528,239
                                                                             ==================  ==================

In the fourth quarter of 1997, the Board of Directors decided to implement additional realignment of the company by re-focusing the company's sales efforts back to its core business products. As a result, certain non-core, long-term inventory was written down to fair market value or abandoned. The non-core products that were discontinued and abandoned as a result of the strategic realignment were both new and used older style tuber, feed table and grain bagging machines along with general accessory machinery products such as mixer wagons, bale feeders, airvents, unloaders and parts. During 1996 and 1997, sales of inventory which was later determined to be non-core products as a result of the strategic realignment were $760,497 and $514,556, respectively. In addition, in 1997, the company refined its policy for establishing inventory valuation reserves. In 1997, in connection with the strategic realignment and resultant refocusing of the company's sales efforts and in accordance with the refined policy for valuation reserves, the company reassessed and revised its estimates of fair market value resulting in an inventory write-down charge totaling $2,418,778, of which $2,088,223 relates to non-core products and $330,555 relates to core products.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

                                                                                           December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

     BAW Partnership                                                         $                -  $           31,503
     License and patent costs                                                           707,845             707,845
     Covenant not to compete                                                                  -             393,263
                                                                             ------------------  ------------------

                                                                                        707,845           1,132,611

     Less accumulated amortization                                                      652,891           1,028,064
                                                                             ------------------  ------------------

                                                                             $           54,954  $          104,547
                                                                             ==================  ==================


The covenant not to compete was fully amortized and no longer in effect at December 31, 1998. This intangible asset, along with the related accumulated amortization, was relieved from the company's accounts. See Note 2 regarding 1997 fourth quarter write-off of patents.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                           December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

     Land                                                                    $          160,826  $          160,826
     Buildings                                                                        2,589,229           2,624,299
     Vehicles                                                                           370,141             372,063
     Office furniture, fixtures and equipment                                         1,786,897           1,758,834
     Plant equipment                                                                  2,744,327           2,457,417
     Rental equipment                                                                   249,326             596,927
     Leasehold improvements                                                              70,014              66,127
                                                                             ------------------  ------------------

                                                                                      7,970,760           8,036,493

     Less accumulated depreciation and amortization                                   4,036,378           3,658,049
                                                                             ------------------  ------------------

                                                                             $        3,934,382  $        4,378,444
                                                                             ==================  ==================

Certain property, plant and equipment serve as collateral for short and long-term debt obligations. The company leases certain assets under capital lease agreements. At December 31, 1998 and 1997, gross amount of equipment under lease was $535,502 and $523,331, respectively. Accumulated depreciation related to those capital leases was $439,285 and $402,608 at December 31, 1998 and 1997.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 6 - LINES OF CREDIT

The company has a domestic operating line of credit (LOC) with a bank for up to $5,000,000 at December 31, 1998, and had a $4,000,000 LOC at December 31, 1997.
The domestic line of credit is secured by accounts receivable and inventories, and bears interest at the bank's prime rate plus 1/2% (8.25% at December 31, 1998). The 1997 LOC bore interest at the bank's prime rate plus 1 1/2% (10% at December 31, 1997). As of December 31, 1998 and 1997, $-0- and $1,717,263 were outstanding under the operating line of credit. The line of credit is subject to certain covenants. At December 31, 1997, the company was not in compliance with certain covenants due to the unusual charge the company incurred. The company obtained a waiver for these violations.

The company had a line of credit agreement (LOC Agreement) for a maximum of 400,000 English pounds ($685,000 at December 31, 1996), bearing interest at 7.75% at December 31, 1996, and was subject to renewal by the bank in June 1997. The LOC Agreement was secured by all assets of the former Ag-Bag Europe PLC and was subject to certain covenants. This agreement was renewed in June of 1997. With the sale of Ag-Bag Europe PLC in December of 1997, this note payable no longer exists.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:

                                                                                           December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

Note payable in monthly installments of $2,638, plus interest at prime plus 1.75% (9.5% at December 31, 1998 and 10.25% at December 31, 1997),
through 2000, secured by building                                            $           45,741  $           77,873

Note payable in monthly installments of $2,436, including interest at
8.32%, through 2005, secured by certain equipment, office furniture and fixtures and personal guarantees of certain shareholders, subordinate
to building loan and certain equipment loans                                            147,765             162,890

Note payable in monthly  installments of $3,567,  including interest at
8% with a balloon payment in 1999, secured by real property                              23,334             217,798

Note payable in monthly  installments of $4,183,  including interest at
9%, secured by certain equipment                                                              -              72,851

Note payable in monthly installments of $2,360, plus interest at prime
plus 1.25% (9.75% at December 31, 1997), secured by certain equipment                         -              70,671

Note  payable  in monthly  installments  of $1,474,  plus  interest  at
9.5%, secured by certain equipment                                                            -              52,322

Note  payable,  monthly  payments of $6,724,  including  interest at 9%
through June 2017, secured by real property                                             721,013             734,866

Note payable in monthly  installments of $4,650  including  interest at
6.7% through 2017, secured by real property                                             597,996             613,401

Note  payable in monthly  installments  of $4,186 plus  interest at 9%,
secured by fixed asset blanket                                                                -             186,513

Note payable in monthly principal installments of $5,833 plus interest at prime plus .75% (8.50% at December 31, 1998), secured by fixed
asset blanket                                                                           303,333                   -

Note payable with the City of Blair, Nebraska with monthly installments of $6,607 including interest at 3% through September 2003, secured by
Blair Plant and Equipment                                                               418,229             483,891
                                                                             ------------------  ------------------

                                                                                      2,257,411           2,673,076
     Less:  Current portion                                                             241,699             288,574
                                                                             ------------------  ------------------
                                                                             $        2,015,712  $        2,384,502
                                                                             ==================  ==================

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, CONTINUED

Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                          Capital lease obligations
                                           Long-term      ---------------------------------------------------------
                                        debt excluding         Minimum             Amount
                                         capital lease          lease           representing
                                          obligations         payments            interest            Principal
                                      -----------------   -----------------  ------------------  ------------------

Year ending December 31:        1999  $         241,699   $         148,995  $           25,006  $          123,989
                                2000            201,224             142,173              19,999             122,174
                                2001            187,625              40,591               6,087              34,504
                                2002            188,117              29,541               4,056              25,485
                                2003            141,942               4,339                 826               3,513
                          Thereafter          1,296,804                   -                   -                   -
                                      -----------------   -----------------  ------------------  ------------------

                                      $       2,257,411   $         365,639  $           55,974  $          309,665
                                      =================   =================  ==================  ==================


NOTE 8 - NOTE PAYABLE TO SHAREHOLDER AND RELATED PARTY

The company has a note payable to a shareholder of the company. The note bears interest at 10% and requires monthly principal and interest payments of $1,600 through April 30, 2000. Interest expense related to shareholders and related parties amounted to $3,336, $4,883 and $6,222 in 1998, 1997 and 1996,
respectively.


NOTE 9 - INCOME TAXES

The income tax expense (benefit) from continuing operations consists of the following:

                                                                          Year ended December 31
                                                          ---------------------------------------------------------
                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------

     Current:
         Federal                                          $         487,000  $         (896,500) $          211,996
         Net operating loss utilized                               (487,000)                  -                   -
         State                                                       43,414               1,500              35,004
         Net operating loss utilized                                (43,414)                  -                   -
                                                          -----------------  ------------------  ------------------

                                                                          -            (895,000)            247,000
                                                          -----------------  ------------------  ------------------

     Deferred:
         Federal                                                    442,220            (638,000)              4,351
         State                                                      (20,220)           (117,000)              5,950
                                                          -----------------  ------------------  ------------------

                                                                    422,000            (755,000)             10,301
                                                          -----------------  ------------------  ------------------

              Total income tax expense (benefit)          $         422,000  $       (1,650,000) $          257,301
                                                          =================  ==================  ==================

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES, CONTINUED

Deferred tax assets and liabilities consist of the following:

                                                                                           December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

     Net operating loss carryforwards:
         Federal                                                             $          263,000  $                -
         State                                                                           81,000                   -
     Capital loss carryforward                                                          135,632             135,632
     Inventory write-downs                                                                    -             721,742
     Expenses not currently deductible                                                  111,000             178,865
                                                                             ------------------  ------------------

              Gross deferred tax asset                                                  590,632           1,036,239

     Valuation allowance                                                               (135,632)           (135,632)
                                                                             ------------------  ------------------

              Net deferred tax asset                                                    455,000             900,607

     Gross deferred tax liability, primarily
         due to differences in depreciation                                             120,000             143,607
                                                                             ------------------  ------------------

              Net deferred tax asset (liability)                             $          335,000  $          757,000
                                                                             ==================  ==================

The valuation allowance for deferred tax assets as of January 1, 1997, was $176,550. The total valuation allowance decreased $40,918 for the year ended December 31, 1997.

At December 31, 1998, the company has net operating loss carryforwards for federal income tax purposes of approximately $773,000 which are available to offset future federal income, through 2012.

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------

     Statutory federal income tax rate                                    34%           (34%)            34%
     Realized benefit from foreign net
         operating losses                                                  -              -            (  3  )
     Nondeductible items                                                   1              1               4
     Other                                                              (  1  )        (  3  )            6
                                                                     -------------  -------------  -------------

     Effective tax rates                                                  34%           (36%)            41%
                                                                     =============  =============  =============

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 10 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:

                                                                           Year ended December 31
                                                          ---------------------------------------------------------
                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------

     Cash paid during year for:
         Interest                                         $         437,803  $          511,686  $          417,600
         Income taxes                                                   800                 426             414,500


NOTE 11 - SHAREHOLDERS' EQUITY

PREFERRED STOCK - The Preferred Stock is redeemable solely at the option of the company. The company maintains life insurance on the owner of the Preferred Stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of Preferred Stock.

STOCK WARRANTS - In connection with offerings of common stock and notes payable, the company has issued various warrants for the purchase of the company's common stock. As of December 31, 1998, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                                                               Number             Price per          Expiration
                Party                                         of shares             share               date
             -----------                                      ---------      ---------------        -------------

             Note holder                                       137,500       $          1.10        February 2001

STOCK AWARDS - The company has a 1991 Employee Stock Plan (the plan) and has reserved 133,575 shares of common stock for issuance under the plan. Under terms of the plan, stock is awarded to employees at the sole discretion of the Board of Directors. Awards under the plan amounted to $-0-, 8,240 and $-0- shares for 1998, 1997 and 1996, respectively, with related compensation expense of $-0-, $8,497 and $-0-, respectively.

COMMON STOCK OPTIONS - The company has an Incentive Stock Option Plan (the incentive plan) and has reserved 185,000 shares of common stock for issuance under the incentive plan. Options under the incentive plan are issuable to officers and employees of the company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options is determined for each grant by the Board of Directors.

During 1997 and 1996, under the aforementioned incentive plan, the company granted 20,000 and 50,000 options with an exercise price of $.6875 and $1.06, respectively. The options were 100% vested at grant date. None of the options were exercised during 1998.

Also in 1997, the company granted 16,788 options under a non-transferable option agreement with an exercise price of $1.03. 10,000 options become 100% vested after two years and 6,788 options were 100% vested at the grant date. None of the options were exercised during the current year.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

During 1996, the company adopted a Non-Employee Director Stock Option Plan ( the director plan) and has reserved 1,000,000 shares of common stock for issuance under the director plan. The director plan grants 50,000 options to each member of the Board of Directors who is not an employee of the company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. In total, 50,000 options were granted in 1998 with an exercise price of $.563 and 300,000 options were granted in 1996 with an exercise price of $1.06.

The company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997, and 1996, using the Black-Scholes pricing model as prescribed under SFAS 123. The following assumptions were made for grants made in 1998, 1997 and 1996: risk-free interest rate of 5.5%, 6.1% and 6.1%, respectively, expected life of three years, dividend rate of zero percent. For 1996, the expected volatility over the expected life of the grant was assumed to be 70%. In 1997, the volatility was assumed to be 62% and in 1998 was 56%.

If the company had accounted for the value of the options granted during 1998, 1997 and 1996, in accordance with SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:

                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------

     Net income (loss):
         As reported                                      $         804,399  $       (3,815,119) $          363,458
         Pro forma                                                  796,534          (3,876,586)            342,485

     Net income (loss) per share:
         As reported                                                    .06              (0.32)                0.03
         Pro forma                                                      .06              (0.32)                0.03

The resulting pro forma compensation costs may not be representative of that expected in future years.

Pro forma net income (loss) reflects only options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 11 - SHAREHOLDERS' EQUITY, CONTINUED

Transactions and other information relating to the company's stock option plans for the three years ended December 31, 1998, are summarized as follows:

                                                                                                      Weighted
                                                                                   Number              average
                                                                                  of shares        exercise price
                                                                             ------------------  ------------------

     Options outstanding at December 31, 1995                                           120,000                3.02

     Options granted                                                                    350,000                1.06
     Options expired                                                                   (10,000)                3.00
                                                                             ------------------

     Options outstanding at December 31, 1996                                           460,000                1.53

     Options granted                                                                     36,788                 .84
     Options expired                                                                  (110,000)                2.90
                                                                             -----------------

     Options outstanding at December 31, 1997                                           386,788                1.02

     Options granted                                                                     50,000                 .56
     Options expired                                                                          -                   -
                                                                             ------------------

     Options outstanding at December 31, 1998                                           436,788  $              .98
                                                                             ==================  ==================

At December 31, 1998, the company had outstanding options of 436,788 with a weighted average life expectancy of seven years and an exercise price range of $.56 - 1.06. Of the 436,788 options outstanding, 316,788 were exercisable at December 31, 1998, at a weighted average exercise price of $.98.

The weighted-average fair value of options granted during 1998, 1997 and 1996, were $.41, $.46 and, $.53, respectively.


NOTE 12 - OTHER INCOME

In 1998, other income includes income from the company's German Venture. (See
Note 16) In 1997, other income includes a loss on the sale of land of approximately $37,220. In 1996, other income includes a gain on the sale of a building of approximately $310,000.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 13 - FOREIGN SALES ACTIVITY

Export sales from the company's United States operations are as follows:

                                                                           Year ended December 31
                                                          ---------------------------------------------------------
                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------

     Latin America/Mexico                                 $         478,000  $          726,000  $        1,392,000
     Canada                                                       2,030,000           1,380,000           1,788,000
     Germany (see Note 16)                                        1,113,000           1,276,000           1,951,000
     Other                                                          285,000             341,000             668,000
                                                          -----------------  ------------------  ------------------

                                                          $       3,906,000  $        3,723,000  $        5,799,000
                                                          =================  ==================  ==================


NOTE 14 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                                     Year ended December 31
                                                                             --------------------------------------
                                                                                    1998                1997
                                                                             ------------------  ------------------

     Income tax receivable                                                   $                -  $          921,000
     Deferred income tax                                                                294,000             118,334
     Receivable from sale of Ag-Bag Europe PLC                                                -             647,800
     Receivable from sale of land                                                             -             182,500
     Other                                                                               50,172             144,050
                                                                             ------------------  ------------------

                                                                             $          344,172  $        2,013,684
                                                                             ==================  ==================


NOTE 15 - DISCONTINUED OPERATIONS

In December 1997, the Board of Directors approved the sale of Ag-Bag Europe PLC. The operation was sold by the end of December 1997 for $647,800 in cash. The loss on the sale of $424,064, net of tax benefit, represents the operation's activities through December 1997, and the net loss on disposal of the operation at the end of December 1997.

Summarized data for Ag-Bag Europe PLC are as follows:

                                                                                     Year ended December 31
                                                                             --------------------------------------
                                                                                    1997                1996
                                                                             ------------------  ------------------

     Net sales - unaffiliated customers                                      $        1,456,795  $        1,817,731
     Income (loss) from operations                                                     (448,832)             50,536
     Identifiable assets                                                                840,661           1,592,429
     Total liabilities                                                                  248,636             503,059

No assets or liabilities remained at December 31, 1997. Intangible assets having a net value of $6,212 were sold with the sale of Ag-Bag Europe PLC. In addition, the company wrote off goodwill of $668,612 and related accumulated amortization which related to Ag-Bag Europe PLC.

                          AG-BAG INTERNATIONAL LIMITED
                       NOTES TO THE FINANCIAL STATEMENTS



NOTE 16 - GERMAN VENTURE

On February 27, 1997, the company entered into a General Partnership Agreement with Budissa Agroservice Gesellschaft and formed the Partnership BAW (Budissa Agrodienstleistungen und Warenhandels). The company has a 50% interest in the Partnership. The Partnership folds and distributes silage bags throughout Europe. The net income (loss) of the Partnership for the years ended December 31, 1998 and 1997 was insignificant.

On February 27, 1997, the Partnership BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are paid based upon the poundage folded by BAW. In 1998, income from this agreement was $92,000. In 1997, revenue to the company was insignificant.


NOTE 17 - COMMITMENTS

The company has entered into an agreement with an investment banking firm. The firm will represent Ag-Bag International Limited in exploring strategic financial alternatives. Fees are contingent upon completion of a transaction. The ultimate fee will range from 3% to 6% of the transaction value depending upon the nature of the transaction. The company has already prepaid $80,000 towards this fee.

The company purchases its Tri-Dura-REGISTERED TRADEMARK- rolls from a company owned by Steven G. Ross ("supplier") pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the company and owner of a company which competes with the company's Tri-Dura-REGISTERED TRADEMARK- bags. The supply agreement provides that the company is obligated to purchase all of its plastic rolls, with certain exceptions, from supplier through at least January 1, 2004. Thereafter, either the company or supplier may terminate the supply agreement upon two years' prior written notice. The company may purchase plastic rolls from other suppliers to the extent supplier is unable to supply plastic rolls under the supply agreement.

The company considers its relationship with supplier as good. The company believes there are adequate alternative suppliers available in the event supplier is unable to provide rolls.


NOTE 18 - NON CASH INVESTING AND FINANCING ACTIVITIES

During 1998, the company issued a new note payable in the amount of $350,000, the proceeds of which were used to pay-off existing long-term debt.


NOTE 19 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the company to credit risk consist of cash and receivables. The company's cash balances are with reputable banks and periodically exceed insured limits.

NOTE 20 - YEAR 2000 COMPLIANCE

Recognizing the need to ensure its operations will not be adversely impacted by Year 2000 failures, the company has developed a proactive plan for minimizing its risk and ensuring its computer hardware, software, vendors and business partners are Year 2000 compliant. The company has completed its assessment of the effect of the Year 2000 issues and implemented the modifications which were identified. The company is also working with its vendors and customers to identify any Year 2000 problems which might arise. The company believes that any remaining compliance issues will be resolved in the near term and that any related costs will not have a material impact on the operations, cash flows or financial condition of the company.

--------------------------------------------------------------------------------

                            SUPPLEMENTARY INFORMATION

--------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION


To the Board of Directors and Shareholders
Ag-Bag International Limited

Under date of February 19, 1999, we reported on the balance sheet of Ag-Bag International Limited as of December 31, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audit of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The basic financial statements of Ag-Bag International Limited for the years ended December 31, 1997 and 1996, were audited by other auditors whose report dated February 25, 1998, expressed an unqualified opinion on those financial statements. Their report, as of the same date, on the related financial statement schedule as listed in the table of contents, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole.

/s/ Yergen & Meyer LLP




Portland, Oregon
February 19, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Ag-Bag International Limited:


Under date of February 25, 1998, we reported on the balance sheet of Ag-Bag International Limited as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of valuation and qualifying accounts for the years ended December 31, 1997 and 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the schedule of valuation and qualifying accounts for the years ended December 31, 1997 and 1996, when considered in relation to the basic financial statements for the years ended December 31, 1997 and 1996 taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG Peat Marwick LLP


Portland, Oregon
February 25, 1998

                          AG-BAG INTERNATIONAL LIMITED
                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996


               Column A                    Column B       Column C                       Column D       Column E
--------------------------------------  -------------  --------------                 -------------  --------------

                                          Balance at     Charged to     Charged to      Write-offs,      Balance
                                           beginning      costs and        other          net of         at end
              Description                  of period      expenses       accounts       recoveries      of period
--------------------------------------  -------------  --------------  -------------  -------------  --------------

Year ended December 31:

   1998:
     Allowance for doubtful accounts          200,000         170,000                       (42,490)        327,510
     Warranty reserve                         125,000         263,849                      (248,849)        140,000
     Inventory valuation reserve              125,000         135,000                       (13,265)        246,735

   1997:
     Allowance for doubtful accounts          248,824         211,822        (52,246)*     (208,400)        200,000
     Warranty reserve                          75,633         253,308                      (203,941)        125,000
     Inventory valuation reserve              372,500         422,400                      (669,900)        125,000

   1996:
     Allowance for doubtful accounts          234,913         105,423                       (91,512)        248,824
     Warranty reserve                          50,000         222,972                      (197,339)         75,633
     Inventory valuation reserve               64,000         308,500                                       372,500


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

10.3      1991 Employee Stock Plan, as amended effective November 1, 1996(3)*

10.4      Incentive Stock Option Plan, as amended effective November 1, 1996(3)*

10.5      Nonemployee Director Stock Option Plan(3)*

11        Statement re computation of earnings per share

12        Statement re computation of ratios

21        Subsidiaries of the Registrant

27        Financial Data Schedule for fiscal year 1998


 *   Management contract or compensatory plan
(1)  Filed as exhibit to the Form S-1 Registration No.33-46115
(2)  Filed as exhibit to the Form 10-K for the fiscal year ended
          December 31, 1994
(3)  Filed as exhibit to the Form 10-K for the fiscal year ended
          December 31, 1996