Form 10-Q
period 1999-03-31
AG BAG INTERNATIONAL LTD
filed 1999-04-28
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          March 31, 1999


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of April 15, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                        March 31        December 31
                                      (Unaudited)
                                   1999        1998        1998
                               ----------   ----------  -----------

Current assets:
 Cash and cash equivalents    $       656  $       656  $   361,614
 Accounts receivable            4,069,423    4,357,279    2,333,912
 Inventories                    7,105,327    6,043,490    5,940,289
 Other current assets             945,633    1,346,755      754,692
                               ----------   -----------  ----------


     Total current assets      12,121,039   11,748,180    9,390,507

 Deferred income tax               41,000      638,666       41,000
 Intangible assets, less
  accumulated amortization         50,089       98,715       54,954
 Property, plant and
  equipment less accumulated
  depreciation                  4,144,635    4,327,638    3,934,382
 Other assets                     358,147      119,839      399,425
                               ----------   -----------  ----------

Total assets                  $16,714,910  $16,933,038  $13,820,268
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31         December 31
                                     (Unaudited)
                                   1999        1998        1998
                               ----------   ----------  -----------

Current liabilities:
 Notes payable to bank        $ 2,237,370  $ 2,880,521  $      -
 Current portion of long term
  debt and capital lease
  obligations                     346,712      428,531      365,688
 Current portion of notes
  payable to shareholders'         15,876       15,876       15,876
 Accounts payable               1,910,384    1,666,753      831,922
 Accrued expenses and other
  current liabilities           1,207,498    1,013,245    1,320,010
 Income tax payable                39,636       39,636       39,636
                               ----------   ----------   ----------

   Total current liabilities    5,757,476    6,044,562    2,573,132

 Long term debt and capital
  lease obligation, less
  current portion               2,110,786    2,565,709    2,201,388
 Notes payable to shareholders'
  less current portion              3,992       20,264        8,219
                               ----------   ----------   ----------
   Total liabilities            7,872,254    8,630,535    4,782,739
                               ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)    (1,184,174)  (1,724,327)    (989,301)
                               ----------   ----------   ----------
   Total shareholders' equity   8,842,656    8,302,503    9,037,529
                               ----------   ----------   ----------
Total liabilities and
 shareholders' equity         $16,714,910  $16,933,038  $13,820,268
                               ==========   ==========   ==========


                  See Notes to Condensed Financial Information

                            BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                        Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income       Total
                                    ------   ------     ------     ------    -------     --------    -------------   -----

Balance December 31, 1998          174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 989,301)  $   -        $9,037,529

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net loss                                                                                  ( 180,083)                ( 180,083)
Other comprehensive income,
  Net of tax                                                                                              -                -
                                   -------   -------  ----------   -------   ---------   ----------    ----------   ---------
Balance March 31, 1999             174,000  $696,000  12,061,991  $120,619  $9,210,211  $(1,184,174)  $   -        $8,842,656
                                   =======   =======  ==========   =======   =========   ==========    ==========  ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                     Three Months
                                                                    Ended March 31
                                                                     (Unaudited)
                                                               ----------------------
                                                                  1999         1998
                                                                  ----         ----

Net sales                                                     $ 4,745,592  $ 4,770,296
Cost of sales                                                   3,700,988    3,599,672
                                                                ---------    ---------
Gross profit from operations                                    1,044,604    1,170,624

Selling expenses                                                  753,572      657,716
Administrative expenses                                           588,216      417,902
Research and development expenses                                  23,487       26,993
                                                                ---------    ---------
Income(loss) from operations                                     (320,671)      68,013

Other income (expense):
  Interest income                                                               22,462
  Interest expense                                               ( 53,653)    ( 99,245)
  Miscellaneous                                                    67,241       45,773
                                                                ---------    ---------
Income(loss) before provision for
 income taxes                                                    (307,083)      37,003

(Provision) benefit for income taxes                              127,000      (12,000)
                                                                ---------    ---------

Net income (loss)                                             $  (180,083) $    25,003

Other comprehensive income, net of tax:                                -            -
                                                                ---------    ---------
Total comprehensive income (loss)                             $  (180,083) $    25,003
                                                                =========    =========
Basic and diluted net income(loss)
 per common share                                             $      (.01) $       .00
                                                                =========    =========
Basic and diluted weighted average
 number of common shares outstanding                           12,061,991   12,061,991
                                                               ==========   ==========


                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended March 31
                                                                      (Unaudited)
                                                             ---------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
 Net income(loss)                                             $  (180,083) $    25,003
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                                  136,563      131,675
   (Gain)loss on disposition of fixed assets                          723       10,768
Changes in assets and liabilities:
    Accounts receivable                                        (1,735,511)  (2,165,597)
    Inventories                                                (1,320,038)    (515,251)
    Other current assets                                         (190,941)     821,368
    Accounts payable                                            1,078,462      717,384
    Accrued expenses and other current
     liabilities                                                 (112,512)     (27,226)
    Other assets                                                   41,278       60,134
                                                               ----------   ----------
Net cash used in operating activities                          (2,282,059)    (941,742)
                                                               ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                            (192,674)    (168,812)
 Proceeds from disposition of fixed assets                          5,000       83,004
                                                               ----------   ----------
Net cash used in investing activities                            (187,674)     (85,808)
                                                               ----------   ----------
Cash flows from financing activities:
 Net Proceeds from line of credit                               2,237,370    1,163,258
 Principal payments on debt                                      (109,578)    (117,298)
 Payment of shareholders' notes                                    (4,227)      (3,620)
 Payment of preferred dividends                                   (14,790)     (14,790)
                                                               ----------   ----------
Net cash provided by financing activities                       2,108,775    1,027,550
                                                               ----------   ----------
Net decrease in cash                                             (360,958)      - 0 -

Cash and cash equivalents at beginning
 of period                                                        361,614          656
                                                               ----------   ----------
Cash and cash equivalents at end of period                    $       656  $       656
                                                               ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

The Company's financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month period should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth below relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below. Such risks and uncertainties include, but are not limited to, the following:

     o The economic health of the U.S. dairy industry including milk and grain feed prices and the ability of the dairy farmers to make capital expenditures
     o Adverse weather conditions which affect farmers' crops and reduce demand for the Company's products
     o    Market acceptance of the Company's composting system and technology
     o Consolidations within the farming sector and reduction in the number of dairy cows


     Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 1999, compared to the results of operations for the three-month period ended March 31, 1998, and to changes in the Company's financial condition from December 31, 1998 to March 31, 1999.

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

     Sales for the quarter ended March 31, 1999 decreased .52% to $4,745,592 compared to $4,770,296 for the quarter ended March 31, 1998. Bag Sales for the first quarter of 1999 were up over 25% compared to the first quarter of 1998. Machine sales for the first quarter of 1999 decreased 20% compared to the first quarter of 1998. Overall sales for the quarter were flat and machine sales for the quarter were down as a result of the recent sharp decline in milk prices within the U.S. dairy industry, which caused farmers to be cautious on their capital expenditures for machinery and equipment. The recent decline in the BFP (Basic Formula Price) for milk has fallen below the average farmer's break-even level and is anticipated to rise slowly during the remainder of the year. The U.S. dairy farmer needs to operate more cost effectively given the current situation and recent university research articles published on the benefits of bagging over the use of bunkers have helped farmers realize the benefits of bagging their feed instead of storing it in bunkers or silos.

     The Company sells its product primarily through a worldwide dealer network; however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last 2 years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200 to 300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     Gross profit from sales for the quarter ended March 31, 1999 decreased 10.77% to $1,044,604 compared to $1,170,624 for the quarter ended March 31, 1998. The decrease for the quarter was the result of lower margins on machines and bags in certain geographic areas of the U.S. market.

     Selling expenses for the quarter ended March 31, 1999 increased 14.57% to $753,572 compared to $657,716 for the quarter ended March 31, 1998. The increase for the quarter was the result of increased sales personnel costs, commissions and related benefits, coupled with increased travel and meeting expenses.

     Administrative expenses for the quarter ended March 31, 1999 increased 40.75% to $588,216 compared to $417,902 for the period ended March 31, 1998. The increase for the quarter was the result of increased general and administrative operating overhead coupled with higher professional fees relating to ongoing litigation.

     Interest expense for the quarter ended March 31, 1999 decreased 45.94% to $53,653 compared to $99,245 for the period ended March 31, 1998. The decrease for the quarter was the result of the Company utilizing a smaller portion of its credit facilities from increased collection efforts on accounts receivable.

     Net loss for the quarter ended March 31, 1999 was $180,083 compared to net income of $25,003 for the period ended March 31, 1998. The decrease for the quarter was the result of lower margins and increased selling and administrative expenses, which were offset by lower interest costs.


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

The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

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

In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has not evaluated its vendors and customers non-IT systems. The Company has received responses from approximately 95% of its vendors and 87% of its customers. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect.

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

     Accounts receivable decreased 6.61% at March 31, 1999 to $4,069,423 compared to $4,357,279 at March 31, 1998. The decrease in accounts receivable is the result of lower sales volumes for the quarter coupled with the fact that collections on accounts receivable were strong during the quarter.

     Inventory increased 17.57% at March 31, 1999 to $7,105,327 compared to $6,043,490 at March 31, 1998. The increase in inventory resulted from increased production during the quarter in order to have inventory available for the seasonal demands and new seasonal ordering programs.

     Other current assets decreased at March 31, 1999 to $945,633 compared to $1,346,755 at March 31, 1998. The decrease was the result of the collection of the business sale receivable of the Company's U.K. subsidiary sold in December of 1997.

     Intangible assets at March 31, 1999 decreased to $50,089 compared to $98,715 at March 31, 1998. The decrease was the result the of the Company's implementation of SOP (Statement of Position) 98-5 requiring unamortized start-up costs to be written-off at December 31, 1998, coupled with normal amortization expense for the quarter.

     The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of March 31, 1999, $2,237,370 had been drawn under the credit line. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1999.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 27, Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

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


                               AG-BAG INTERNATIONAL LIMITED,
                               a Delaware corporation
                                   (Registrant)



Date: April 28, 1999           By: /s/ Michael R. Wallis
                                  ----------------------------------------------
                                  Michael R. Wallis
                                  Chief Financial Officer and
                                  Vice President