Form 10-Q
period 1999-06-30
AG BAG INTERNATIONAL LTD
filed 1999-07-20
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended:          June 30, 1999


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of July 14, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                       June 30           December 31
                                     (Unaudited)
                                  1999         1998         1998
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $       656  $       656  $   361,614
 Accounts receivable            4,650,025    6,004,442    2,333,912
 Inventories                    7,893,077    5,871,385    5,940,289
 Other current assets             770,517      349,166      754,692
                               ----------   ----------    ---------


     Total current assets      13,314,275   12,225,649    9,390,507

 Deferred income tax               41,000      638,666       41,000
 Intangible assets, less
  accumulated amortization         45,224       92,199       54,954
 Property, plant and equipment
  less accumulated depreciation 3,994,671    4,117,460    3,934,382
 Other assets                     451,416      286,951      399,425
                                ---------   ----------    ---------

Total assets                  $17,846,586  $17,360,925  $13,820,268
                               ==========   ==========   ==========


                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                        June 30         December 31
                                      (Unaudited)
                                   1999        1998           1998
                                ---------   ----------    ---------
Current liabilities:
 Notes payable to bank         $2,191,674  $ 2,059,391  $       -
 Current portion of long term
  debt and capital lease
  obligations                     340,054      368,681      365,688
 Current portion of notes
  payable to shareholders'         15,532       15,876       15,876
 Accounts payable               2,072,778    1,739,126      831,922
 Accrued expenses and other
  current liabilities           1,369,999    1,215,088    1,320,010
 Income tax payable               328,942      521,836       39,636
                               ----------   ----------   ----------

   Total current liabilities    6,318,979    5,919,998    2,573,132

Long term debt and capital
  lease obligation, less
  current portion               2,033,194    2,370,563    2,201,388
 Notes payable to shareholders'
  less current portion               -          16,347        8,219
                                ---------   ----------    ---------
   Total liabilities            8,352,173    8,306,908    4,782,739
                                ---------   ----------    ---------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)    (  532,417)    (972,813)    (989,301)
                                ---------   ----------    ---------
   Total shareholders' equity   9,494,413    9,054,017    9,037,529
                                ---------    ---------    ---------
Total liabilities and
 shareholders' equity         $17,846,586  $17,360,925  $13,820,268
                               ==========   ==========   ==========

          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                Shares   Amount     Shares     Amount    Capital     Earnings       Income     Total
                                ------   ------     ------     ------    -------     ----------     -------    ----------

Balance December 31, 1998      174,000  $696,000  12,061,991  $120,619  $9,210,211  $  (989,301)  $      -     $9,037,529

Preferred stock dividends                                                               (14,790)                  (14,790)
Net loss                                                                               (180,083)                ( 180,083)
Other comprehensive income,
  Net of tax                                                                                             -             -
                               -------   -------  ----------   -------   ---------   -----------  ----------   ----------
Balance March 31, 1999         174,000   696,000  12,061,991   120,619   9,210,211   (1,184,174)         -      8,842,656

Preferred stock dividends                                                               (14,790)                  (14,790)
Net income                                                                              666,547                   666,547
Other comprehensive income,
  Net of tax                                                                                             -             -
                               -------   -------  ----------   -------   ---------   -----------  ----------   ----------
Balance June 30, 1999          174,000  $696,000  12,061,991  $120,619  $9,210,211   $ (532,417)  $      -     $9,494,413
                               =======   =======  ==========   =======   =========   ===========  ==========   ==========
































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                          Ended June 30
                                                          (Unaudited)
                                                     ----------------------
                                                        1999         1998
                                                        ----         ----

Net sales                                            $10,790,073  $ 9,723,185
Cost of sales                                          7,998,675    7,066,236
                                                       ---------    ---------
Gross profit from operations                           2,791,398    2,656,949

Selling expenses                                         865,583      792,305
Administrative expenses                                  707,218      621,888
Research and development expenses                         74,918       19,941
                                                       ---------    ---------
Income from operations                                 1,143,679    1,222,815

Other income (expense):
  Interest income                                          5,099       24,408
  Interest expense                                      (108,349)    (134,674)
  Miscellaneous                                           44,118      123,955
                                                       ---------    ---------
Income before provision for
 income taxes                                          1,084,547    1,236,504

Provision for income taxes                               418,000      470,200
                                                       ---------    ---------
 Net income                                           $  666,547   $  766,304

Other comprehensive income, net of tax:                      -            -
                                                      ----------    ---------
  Total comprehensive income                          $  666,547   $  766,304
                                                      ==========    =========
Basic and diluted net income
 per common share                                     $      .05   $      .06
                                                      ==========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========


















                  See Notes to Condensed Financial Information

                           AG-BAG INTERNATIONAL LIMITED
                          CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months
                                                          Ended June 30
                                                          (Unaudited)
                                                     ----------------------
                                                        1999         1998
                                                        ----         ----

Net sales                                            $15,535,665  $14,493,481
Cost of sales                                         11,699,694   10,665,908
                                                       ---------    ---------
Gross profit from operations                           3,835,971    3,827,573

Selling expenses                                       1,619,155    1,450,021
Administrative expenses                                1,295,434    1,039,790
Research and development expenses                         98,404       46,934
                                                       ---------    ---------
Income from operations                                   822,978    1,290,828

Other income (expense):
  Interest income                                          2,039       46,869
  Interest expense                                      (158,942)    (233,918)
  Miscellaneous                                          111,389      169,728
                                                       ---------    ---------
Income before provision for
 income taxes                                            777,464    1,273,507

Provision for income taxes                               291,000      482,200
                                                       ---------    ---------
Net income                                           $   486,464  $   791,307

Other Comprehensive Income, net of tax:                      -            -
                                                       ---------     --------
Total Comprehensive Income                           $   486,464  $   791,307
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .04  $       .06
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========

















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                                          Six Months Ended June 30
                                                    (Unaudited)
                                         --------------------------
                                             1999          1998
                                             ----          ----
Cash flows from operating activities:
 Net income                               $   486,464  $   791,307
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              268,271      299,428
   Inventory obsolescence reserves             51,000       15,000
   Loss on disposition of fixed assets            643          769
Changes in assets and liabilities:
    Accounts receivable                    (2,316,113)  (3,812,760)
    Inventories                            (2,123,597)    (163,405)
    Other current assets                      (15,825)   1,818,957
    Accounts payable                        1,240,856      789,757
    Accrued expenses and other current
     liabilities                               49,989      174,617
    Income tax payable                        289,306      482,200
    Other assets                              (51,991)    (106,978)
                                            ----------   ----------
Net cash provided(used)in operating
 activities                                (2,120,997)     288,892
                                            ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (208,352)    (231,610)
 Proceeds from disposition of fixed assets      8,000       10,000
                                            ----------   ----------
Net cash used in investing activities        (200,352)    (221,610)
                                            ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit           2,191,674      342,128
 Principal payments on debt                  (193,828)    (372,293)
 Payment of shareholders' notes                (7,875)      (7,537)
 Payment of preferred dividends               (29,580)     (29,580)
                                            ----------   ----------
Net cash provided(used)in financing
 activities                                 1,960,391      (67,282)
                                            ----------   ----------
Net decrease in cash                         (360,958)      - 0 -

Cash and cash equivalents at beginning
 of period                                    361,614          656
                                           ----------   ----------
Cash and cash equivalents at end of period $      656  $       656
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

      o  Market acceptance of the Company's composting system and technology

      o Consolidations within the farming sector and reduction in the number of dairy cows

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 1999, compared to the results of operations for the three-month period ended June 30, 1998, and to the results of operations for the six-month period ended June 30, 1999, compared to the results of operations for the six-month period ended June 30, 1998, and to changes in the Company's financial condition from December 31, 1998 to June 30, 1999.

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


         Sales for the quarter ended June 30, 1999 increased 10.97% to $10,790,073 compared to $9,723,185 for the quarter ended June 30, 1998. Sales for the six-month period ended June 30, 1999 increased 7.19% to $15,535,665 compared to $14,493,481 for the six-month period ended June 30, 1998. Sales for the quarter and six month period ended June 30, 1999 were up as a result of the slightly higher U.S. BFP (Basic Formula Price) for milk over the first quarter's sharp decline in BFP. In addition, continued low supplemental feed costs (grain) have spurred capital expenditures for machinery and equipment. Recent university research articles published on the benefits of bagging over the use of bunkers continued to help increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos. Machine sales for the second quarter were up over 28% compared to the second quarter of 1998 and bag sales were up 8% over the same quarter of last year. Machine and bag sales for the six-month period were up over 13% compared to the same period in 1998.

         The Company sells its product primarily through a worldwide dealer network, however, some sales are made directly to large volume customers because a dealer is not present in the customer's geographic market. For each of the last 2 years, the Company estimates direct sales at between 30-33% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 2 to 3 percent of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         Gross profit from sales for the quarter ended June 30, 1999 increased 5.06% to $2,791,398 compared to $2,656,949 for the quarter ended June 30, 1998 due to increased sales volumes. Gross profit from sales for the six-month period ended June 30, 1999 was flat at $3,835,971 compared to $3,827,573 for the six-month period ended June 30, 1998. Gross profit as a percentage of sales declined for the quarter and six-month period ended June 30, 1999 compared to the same periods in 1998. The decline resulted from lower margins on bags in certain geographic, highly competitive, volume areas of the U.S. market during the first six months of 1999 compared to 1998. The decline was also the result of lower margins on machines during the first quarter of 1999 which were offset by slightly improved margins on machinery due to production efficiencies being realized on the seasonal machine production ramp-up during the second quarter of 1999.

         Selling expenses for the quarter ended June 30, 1999 increased 9.25% to $865,583 compared to $792,305 for the quarter ended June 30, 1998. Selling expenses for the six-month period ended June 30, 1999 increased 11.66% to $1,619,155 compared to $1,450,021 for the six-month period ended June 30, 1998. The increase for the quarter and six-month period was the result of increased sales personnel costs, commissions and related benefits from higher sales volumes, coupled with increased travel and meeting expenses.

         Administrative expenses for the quarter ended June 30, 1999 increased 13.72% to $707,218 compared to $621,888 for the period ended June 30, 1998. Administrative expenses for the six-month period ended June 30, 1999 increased 24.59% to $1,295,434 compared to $1,039,790 for the six-month period ended June 30, 1998. The increase for the quarter and six-month period was the result of increased general and administrative operating overhead coupled with higher professional fees relating to ongoing litigation.

         Research and development expenses for the quarter ended June 30, 1999 increased 275.69% to $74,918 compared to $19,941 for the quarter ended June 30, 1998. Research and development expenses for the six-month period ended June 30, 1999 increased 109.66% to $98,404 compared to $46,934 for the six-month period ended June 30, 1998. The increase for the quarter and six-month period was the result of increased research costs related to new silage and environmental machine development, coupled with new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the quarter ended June 30, 1999 decreased 19.55% to $108,349 compared to $134,674 for the period ended June 30, 1998. Interest expense for the six-month period ended June 30, 1999 decreased 32.05% to $158,942 compared to $233,918 for the six-month period ended June 30, 1998. The decrease for the quarter and six- month period was the result of the Company utilizing a smaller portion of its credit facilities due to increased collections of accounts receivable.

         Net income for the quarter ended June 30, 1999 decreased 13.02% to $666,547 compared to $766,304 for the period ended June 30, 1998. Net income for the six-month period ended June 30, 1999 decreased 38.52% to $486,464 compared to $791,307 for the six-month period ended June 30, 1998. The decrease for the quarter was the result of lower bag margins in certain high volume areas coupled with increased selling and administrative expenses, which were offset by slightly improved machine margins and lower interest costs. The decrease for the six-month period was the result of the above mentioned factors, coupled with lower machine margins and volume during the first quarter caused by the sharp decline in the U.S. BFP (Basic Formula Price) for milk.

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

The Company's approach to the Year 2000 issue is discussed below. In discussing the Year 2000 issue, the Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to:

o failure of Company personnel and outside consultants to properly assess and address the Company's Year 2000 issues,

o inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure by third parties regarding the Year 2000 issue,

o failure to address the Year 2000 issue with all vendors, including utility vendors, and customers,

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

In addition, the Company has evaluated, through conversations and questionnaires sent to its critical vendors and customers, the IT systems of most of its outside vendors and customers. The Company has not evaluated its vendors and customers non-IT systems. The Company has received responses from approximately 95% of its vendors and 90% of its customers. The Company has, however, received replies from what the Company considers to be its critical vendors and customers. Based on the responses received to date, the Company does not believe the Year 2000 issue will have a material adverse effect.

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

Liquidity and Capital Resources
-------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to package and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and early summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory available to meet its sales demands through the spring and summer months.

     The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

     Accounts receivable decreased 22.56% as of June 30, 1999 to $4,650,025 from the June 30, 1998 level of $6,004,442. The decrease in accounts receivable was the result of strong collections during the quarter.

     Inventory at June 30, 1999 was $7,893,077, which was 34.43% higher than inventory at June 30, 1998 of $5,871,385. The increase in inventory resulted from increased production during the quarter in order to meet the seasonal backlog and new seasonal ordering programs.

     Other current assets at June 30, 1999 increased to $770,517 compared to $349,166 at June 30, 1998. The increase was the result of increased deposits and current deferred taxes.

     Intangible assets at June 30, 1999 decreased to $45,224 compared to $92,199 at June 30, 1998. The decrease was the result the of the Company's implementation of SOP (Statement of Position) 98-5 requiring unamortized start-up costs to be written-off at December 31, 1998, coupled with normal amortization expense for the quarter.

     The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of June 30, 1999, $2,191,674 had been drawn under the credit line. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1999.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) An Annual Meeting of Stockholders was held on June 7, 1999.

     (b) Michael W. Foster and Stan Vinson were elected as directors of the Company. Michael B. Leahy, Arthur P. Schuette, Rolf E. Soderstrom, Larry R. Inman, Lemuel E. Cunningham and Robert N. Thurston continued as directors of the Company after the Annual Meeting of Stockholders.

     (c) The only matter voted upon at the Annual Meeting of Stockholders was the election of Michael W. Foster and Stan Vinson. The results of the election were as follows:

                             Votes
                          Against or                   Broker
   Nominee     Votes For   Withheld    Abstentions    Nonvotes
   -------     ---------   --------    -----------    --------
Michael W.     8,599,968      0        210,620           0
 Foster
Stan Vinson    8,599,768      0        210,820           0


     (d) None.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27, Financial Data Schedule (Edgar Only)

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: July 20, 1999          By: /s/ Michael R. Wallis
                                 ----------------------
                                 Michael R. Wallis
                                 Chief Financial Officer and
                                 Vice President, Finance