Form 10-Q
period 1999-09-30
AG BAG INTERNATIONAL LTD
filed 1999-10-18
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 1999


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of October 12, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                              ASSETS

                                    September 30        December 31
                                     (Unaudited)
                                  1999         1998        1998
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $       656  $       656  $   361,614
 Accounts receivable            5,986,006    5,961,768    2,333,912
 Inventories                    6,805,406    5,900,008    5,940,289
 Other current assets             803,296      433,183      754,692
                               ----------   -----------   ----------


     Total current assets      13,595,364   12,295,615    9,390,507

 Deferred income tax               41,000      638,666       41,000
 Intangible assets, less
  accumulated amortization         40,358       86,536       54,954
 Property, plant and equipment
  less accumulated depreciation 3,974,357    4,017,744    3,934,382
 Other assets                     488,968      363,383      399,425
                                ---------    ----------   ----------

Total assets                  $18,140,047  $17,401,944  $13,820,268
                               ==========   ==========   ==========



                           (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                    September 30        December 31
                                     (Unaudited)
                                  1999         1998        1998
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank         $1,162,824  $ 1,290,035  $     -
 Current portion of long term
  debt and capital lease
  obligations                     378,217      365,394      365,688
 Current portion of notes
  payable to shareholders'         11,085       15,876       15,876
 Accounts payable               1,948,741    1,453,722      831,922
 Accrued expenses and other
  current liabilities           1,359,725    1,560,358    1,320,010
 Income tax payable               888,352      860,379       39,636
                               ----------   -----------  -----------

   Total current liabilities    5,748,944    5,545,764    2,573,132

 Long term debt and capital
  lease obligation, less
  current portion               2,041,635    2,289,005    2,201,388
 Notes payable to shareholders'
  less current portion               -          12,329        8,219
                                ---------    ----------   ----------
   Total liabilities            7,790,579    7,847,098    4,782,739
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)       322,638    ( 471,984)  (  989,301)
                               ----------    ---------    ---------
   Total shareholders' equity  10,349,468    9,554,846    9,037,529
                                ---------    ----------   ----------
Total liabilities and
 shareholders' equity         $18,140,047  $17,401,944  $13,820,268
                               ==========   ==========   ==========


          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                         Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income     Total
                                    ------   ------     ------     ------    -------     --------       -------    ------
Balance December 31, 1998          174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 989,301)  $   -        $9,037,529

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net loss                                                                                  ( 180,083)                ( 180,083)
Other comprehensive income,
  Net of tax                                                                                              -                -
                                   -------   -------  ----------   -------   ---------   ---------    ----------   ----------
Balance March 31, 1999             174,000   696,000  12,061,991   120,619   9,210,211   (1,184,174)      -         8,842,656

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net income                                                                                  666,547                   666,547
Other comprehensive income,
  Net of tax                                                                                              -                -
                                   -------   -------  ----------   -------   ---------   ---------    ----------    ----------
Balance June 30, 1999              174,000  $696,000  12,061,991  $120,619  $9,210,211   $( 532,417)   $  -        $9,494,413

Preferred stock dividends                                                                   (14,790)                 ( 14,790)
Net income                                                                                  869,845                   869,845
Other comprehensive income,
         Net of tax                                                                                       -                -
                                   -------   -------  ----------   -------   ---------   ---------    ----------    ----------

Balance September 30, 1999         174,000  $696,000  12,061,991  $120,619  $9,210,211    $ 322,638     $  -      $10,349,468
                                   =======   =======  ==========   =======   =========   =========    ==========    ==========






















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                         Ended September 30
                                                            (Unaudited)
                                                       ----------------------
                                                         1999         1998
                                                         ----         ----

Net sales                                            $12,846,414  $ 9,678,591
Cost of sales                                          9,616,580    7,148,347
                                                       ---------    ---------
Gross profit from operations                           3,229,834    2,530,244

Selling expenses                                         977,154      888,644
Administrative expenses                                  739,604      681,267
Research and development expenses                         82,432       64,175
                                                       ---------    ---------

Income from operations                                 1,430,644      896,158

Other income (expense):
  Interest income                                          8,186       12,232
  Interest expense                                      (105,649)    (117,070)
  Miscellaneous                                          113,664       68,299
                                                       ---------    ---------
Income before provision for
 income taxes                                          1,446,845      859,619

Provision for income taxes                               577,000      344,000
                                                       ---------    ---------
 Net income                                           $  869,845   $  515,619

Other comprehensive income, net of tax:                       -            -
                                                       ---------    ---------
  Total comprehensive income                          $  869,845   $  515,619
                                                       =========    =========
Basic and diluted net income
 per common share                                     $      .07   $      .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========








                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Nine Months
                                                         Ended September 30
                                                            (Unaudited)
                                                       ----------------------
                                                         1999         1998
                                                         ----         ----

Net sales                                            $28,382,079  $24,172,073
Cost of sales                                         21,316,274   17,814,256
                                                       ---------    ---------
Gross profit from operations                           7,065,805    6,357,817

Selling expenses                                       2,596,309    2,338,666
Administrative expenses                                2,035,038    1,721,057
Research and development expenses                        180,837      111,110
                                                       ---------    ---------

Income from operations                                 2,253,621    2,186,984

Other income (expense):
  Interest income                                         10,225       59,101
  Interest expense                                      (264,592)    (350,989)
  Miscellaneous                                          225,055      238,030
                                                       ---------    ---------
Income before provision for
 income taxes                                          2,224,309    2,133,126

Provision for income taxes                               868,000      826,200
                                                       ---------    ---------
Net income                                           $ 1,356,309  $ 1,306,926

Other Comprehensive Income, net of tax:                     -            -
                                                       ---------    ---------
Total Comprehensive Income                           $ 1,356,309  $ 1,306,926
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .11  $       .10
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========









                              See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Nine Months
                                             Ended September 30
                                                (Unaudited)
                                         --------------------------
                                             1999          1998
                                             ----          ----
Cash flows from operating activities:
 Net income                               $ 1,356,309  $ 1,306,926
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              418,954      430,382
   Inventory obsolescence reserves            338,500       75,000
   Loss on disposition of fixed assets          1,394          769
Changes in assets and liabilities:
    Accounts receivable                    (3,652,094)  (3,770,086)
    Inventories                            (1,426,947)    (252,024)
    Other current assets                      (48,604)   1,734,940
    Accounts payable                        1,116,819      504,349
    Accrued expenses and other current
     liabilities                               39,715      519,887
            Income tax payable                848,716      820,743
            Other assets                      (89,543)    (183,410)
                                            ----------   ----------
Net cash provided(used)in operating
 activities                                (1,096,781)   1,187,476
                                            ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (230,397)    (257,185)
 Proceeds from disposition of fixed assets      8,000       10,000
                                            ----------   ----------
Net cash used in investing activities        (222,397)    (247,185)
                                            ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit           1,162,824     (427,228)
 Principal payments on debt                  (283,976)    (486,655)
 Proceeds from issuance of debt               136,752       29,517
 Payment of shareholders' notes               (13,010)     (11,555)
 Payment of preferred dividends               (44,370)     (44,370)
                                            ----------   ----------
Net cash provided(used)in financing
 activities                                   958,220     (940,291)
                                            ----------   ----------
Net decrease in cash                         (360,958)      - 0 -
Cash and cash equivalents at beginning
 of period                                    361,614          656
                                            ----------  -----------
Cash and cash equivalents at end of period $      656  $       656
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

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 1999, compared to the results of operations for the three-month period ended September 30, 1998, and to the results of operations for the nine-month period ended September 30, 1999, compared to the results of operations for the nine-month period ended September 30, 1998, and to changes in the Company's financial condition from December 31, 1998 to September 30, 1999.

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

         Sales for the quarter ended September 30, 1999 increased 32.73% to $12,846,414 compared to $9,678,591 for the quarter ended September 30, 1998. Sales for the nine-month period ended September 30, 1999 increased 17.42% to $28,382,079 compared to $24,172,073 for the nine-month period ended September 30, 1998. Sales for the quarter and nine month period ended September 30, 1999 were up as a result of the slightly higher U.S. BFP (Basic Formula Price) for milk over the first quarter's sharp decline in BFP. In addition, continued low supplemental feed costs (grain) have spurred capital expenditures for machinery and equipment. Recent university research articles published on the benefits of bagging over the use of bunkers and silos continued to help increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos.

         Machine sales for the third quarter were up over 54% and bag sales were up over 24% compared to the third quarter of 1998. Machine sales for the nine-month period were up over 24% and bag sales for the nine-month period were up over 18% compared to the same period in 1998. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry.

         Gross profit as a percentage of sales declined for the quarter and nine-month period ended September 30, 1999 compared to the same periods in 1998. The decline resulted from lower margins on bags in certain geographic, highly competitive, volume areas of the U.S. market during the first nine months of 1999 compared to 1998. The decline was also the result of lower margins on machinery during the first quarter of 1999 which were offset by improving margins on machinery due to production efficiencies being realized on the seasonal machine production ramp-up during the second and third quarters of 1999.

         Selling expenses for the quarter ended September 30, 1999 increased 9.96% to $977,154 compared to $888,644 for the quarter ended September 30, 1998. Selling expenses for the nine-month period ended September 30, 1999 increased 11.02% to $2,596,309 compared to $2,338,666 for the nine-month period ended September 30, 1998. The increase for the quarter and nine-month period was the result of increased sales personnel costs, commissions and related benefits and volume discounts resulting from higher sales volumes.

         Administrative expenses for the quarter ended September 30, 1999 increased 8.56% to $739,604 compared to $681,267 for the period ended September 30, 1998. Administrative expenses for the nine-month period ended September 30, 1999 increased 18.24% to $2,035,038 in comparison to $1,721,057 for the nine-month period ended September 30, 1998. The increase for the quarter and nine-month period was the result of increased general and administrative operating overhead and benefits coupled with higher professional fees relating to ongoing litigation.

         Research and development expenses for the quarter ended September 30, 1999 increased 28.45% to $82,432 compared to $64,175 for the quarter ended September 30, 1998. Research and development expenses for the nine-month period ended September 30, 1999 increased 62.75% to $180,837 compared to $111,110 for the nine-month period ended September 30, 1998. The increase for the quarter and nine-month period was the result of increased research costs related to new silage and environmental machine development, coupled with new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the quarter ended September 30, 1999 decreased 9.75% to $105,649 in comparison to $117,070 for the period ended September 30, 1998. Interest expense for the nine-month period ended September 30, 1999 decreased 24.62% to $264,592 compared to $350,989 for the nine-month period ended September 30, 1998. The decrease for the quarter and nine-month period was the result of the Company utilizing a smaller portion of its credit facilities due to accelerated collections of accounts receivable.

         Net income for the quarter ended September 30, 1999 increased 68.70% to $869,845 compared to $515,619 for the period ended September 30, 1998. Net income for the nine-month period ended September 30, 1999 increased 3.78% to $1,356,309 compared to $1,306,926 for the nine-month period ended September 30, 1998. The increase for the quarter was the result of increased sales volumes, improved machine margins and lower interest costs, which were partially offset by lower bag margins in certain high volume areas coupled with increased selling, administrative and research expenses. The increase for the nine-month period was the result of the above mentioned factors, coupled with lower machine margins and volume during the first quarter caused by the sharp decline in the U.S. BFP for milk, which improved during the 2nd and 3rd quarters.

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

Costs to Address Year 2000 Issue. To date, the Company has incurred costs of approximately $45,000 and the Company estimates its total cost to become Year 2000 compliant will be approximately $50,000. Accordingly, the Company expects the costs to address the Year 2000 issue will not have a material adverse financial impact on the Company's financial condition or results of operations. However, there can be no assurance that additional remediation and costs will not be identified, especially since the Company has not received responses from all third parties.

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

         Accounts receivable increased less than 1% as of September 30, 1999 to $5,986,006 from the September 30, 1998 level of $5,961,768. The less than 1% increase in accounts receivable (with increased sales for the quarter) was the result of strong collection efforts during the quarter.

         Inventory at September 30, 1999 was $6,805,406, which was 15.34% higher than inventory at September 30, 1998 of $5,900,008. The increase in inventory was the result of management's decision to carry higher levels of inventory to meet the late seasonal demands and 4th quarter seasonal ordering and flooring programs.

         Other current assets at September 30, 1999 increased to $803,296 compared to $433,183 at September 30, 1998. The increase was the result of increased deposits and current deferred taxes.

         Intangible assets at September 30, 1999 decreased to $40,358 compared to $86,536 at September 30, 1998. The decrease was the result the of the Company's implementation of SOP (Statement of Position) 98-5 requiring unamortized start-up costs to be written-off at December 31, 1998, coupled with normal amortization expense for the year.

         The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of September 30, 1999, $1,162,824 had been drawn under the credit line. Management believes that, along with funds generated from operations and its operating line of credit, it will be able to meet the Company's cash requirements through 1999.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: October 19, 1999          By: /s/ Michael R. Wallis
                                    --------------------------
                                  Michael R. Wallis
                                  Chief Financial Officer and
                                  Vice President, Finance