Form 10-K
period 1999-12-31
AG BAG INTERNATIONAL LTD
filed 2000-03-29
CIK 842289

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999     Commission File Number:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

       Delaware                                                    93-1143627
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
                                   Yes X    No
                                       -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -
     Based on the closing sales price of the Common Stock on February 14, 2000, the aggregate market value of the voting stock of registrant held by non-affiliates was $ 4,190,824.

     The registrant has one class of Common Stock with 12,061,991 shares outstanding as of February 14, 2000.

                      Documents Incorporated By Reference:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 5, 2000, are incorporated into Part III of this report.

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                         PAGE


PART I         ...........................................................2
  Item 1.      Business...................................................2
  Item 2.      Properties................................................10
  Item 3.      Legal Proceedings.........................................10
  Item 4.      Submission of Matters to a Vote of Security Holders.......11
  Executive Officers of the Registrant...................................11

PART II        ..........................................................12
  Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters ....................................12
  Item 6.      Selected Financial Data...................................14
  Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................16
  Item 7A.     Quantitative and Qualitative Disclosures about
                 Market Risk.............................................23
  Item 8.      Financial Statements and Supplemental Data................23
  Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................23

PART III       ..........................................................23
  Items 10. and 11.  Directors and Executive Officers of Registrant
                 and Executive Compensation..............................23
  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management..........................................23
  Item 13.     Certain Relationships and Related Transactions............23

PART IV        ..........................................................24
  Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K............................................24

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

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

         Product          1997         1998         1999
         ---------        ----         ----         ----
         Bags              61%          52%          52%
         Machines          31%          38%          41%
         Other              8%          10%           7%
                          ----         ----         ----
         Net Sales        100%         100%         100%

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

     The Company is developing other uses for its bagging technology. In 1993, the Company adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable

Tri-Dura(R) plastic bags. The Company also has developed mobile plastic recovery units which enable the Company to bail and pick up the recyclable Tri-Dura(R) plastic bags from its customers.

Seasonal Nature of Business
---------------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. The Company took steps to counteract some of this seasonality by generating sales in Latin America beginning in 1994 and in Australia and New Zealand in 1996.

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 70-75% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter         1997*             1998              1999
         -------         -----             ----              ----
         1st             14%               17%               15%
         2nd             40%               35%               33%
         3rd             35%               35%               39%
         4th             11%               13%               13%

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

     The Ag-Bag(R) system is an alternative to bunkers, pits and silos. The Ag-Bag(R) bagging machines push the forage into huge recyclable plastic film Tri-Dura(R) bags with sufficient compaction to minimize the amount of oxygen in the bag which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut, prepare and store the forage thus reducing the loss of nutrients and providing higher quality feed for production within the farmers herds.

     Ag-Bag(R) Farm Equipment. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger(R)." The Ag-Bagger(R) is available in three versions with a number of optional features. A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

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

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 12 feet in diameter and 150 to 500 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $135,000 to $250,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging machine by developing the Powered Anchor Control (PAC) system, and in 2000 introduced its latest version of the cable-less bagging machine, the HYPAC (Hydraulic Powered Anchor Control) system. The company offers the PAC model in small, medium-sized and large bagging machines. The retail price for the PAC machines range from approximately $45,000 to $250,000.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber(R) with a retail price ranging from $7,000 to $17,000. The Flex-a-Tuber(R) permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura(R) storage bags. The round bale Flex-a-Tubers(R) are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura(R) storage bags up to 200 feet in length.

     The Company assembles and sells the Ag-Bag(R) Pro-Grain Bagger, which retails for between $25,000 to $30,000. This machine is similar in design to the smallest Ag-Bagger(R) machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products in Ag-Bag Tri-Dura(R) storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

     The Company also assembles and sells the Mighty Bite(R) front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite(R) closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures the Mighty Bite(R) in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,000 to $4,500.

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger which retails for between $18,000 to $25,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length.

     The Company adapted its Ag-Bag(R) bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is combined with a shredder that shreds the organic material which is then fed into the bagging machine which bags the compostable matter into huge Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag compost bagging machines retail for between $40,000 to $250,000.

     Ag-Bag Tri-Dura(R) Storage Bags. The Ag-Bag Tri-Dura(R) disposable storage bags range in size from 8 to 12 feet in diameter and 100 to 500 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura(R) bag is used, it may be recycled or disposed of in another manner, but may not be reused.

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

     Ag-Bag(R) Inoculant. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!(R). The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for composting.

Market Size
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1997, over 556,000,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook XII published in 1998 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 140,000 dairy, beef, hog, and sheep farms in the United States which are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 7-9% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55-60% of the customers using silage storage bags purchase them from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Germany, Western and Central Europe, Australia, Japan, Thailand, New Zealand, Puerto Rico, and England where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

     The Company also markets a system for "in-vessel" composting which is designed to eliminate odors and control leachate inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills. The Company's primary focus is currently directed towards municipalities, private composters, military bases, zoos and the Company's dairy and beef customers. The Company currently estimates the size of the compost market within North America to be over $1 billion a year. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.


Marketing
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 1999, there were 115 dealers serviced by a combined total of 24 regional and territorial Company-employed managers. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in states where there are no nearby Ag-Bag dealers.

     The Company  offers  customers the  opportunity  to finance the purchase of
Ag-Bag(R)  farm  equipment   through   unaffiliated   third  parties  who  offer
lease-purchase financing.

     The Company rents Ag-Bag(R) bagging machines to farmers in several western states. The rental charge is based on the number of bags purchased and filled with forage. As of December 31, 1999, the Company had 2 machines available for rent. The Company also sells Tri-Dura(R) storage bags in bulk to several custom farming operations in the state of California which own Ag-Bag(R) bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

     Prior to December 31, 1997, the Company offered a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. It retained ownership of the bagging machines, provided bags to the customer, and filled the bags with the customer's forage on a fee-per-metric tonne basis. This business was sold on December 31, 1997. The Company's former operations director in England purchased the business.

     The Company markets its composting system through a sublicense which allows the end user to use the Ag-Bag(R) compost technology. The Company intends to establish a composting dealer network. In addition, the Company expects to further develop a regional and territorial sales force which will have expertise in composting.

     The Company is not dependent on any single customer or a few customers. The loss of any customer would not have a material adverse effect on the Company.


Assembly and Manufacturing
--------------------------

     Ag-Bag(R) Farm Equipment. The Company buys some of its components for its bagging machines from various manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, PAC (Cable-less) machines, Square Bale Baggers, and Flex-a-Tubers(R) are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled at the Company's Blair, Nebraska plant.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     Ag-Bag Tri-Dura(R) Storage Bags. All of the three-ply Tri-Dura(R) storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer which protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura(R) plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in roll form to the Company's plant in Blair, Nebraska, where they are folded for shipment.

     Ag-Bag(R) Inoculants. The liquid inoculant and compost inoculant is purchased by the Company on the open market. The Company believes that the liquid and compost inoculant will be reasonably available for purchase on the open market in the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."


Principal Suppliers and Manufacturers
-------------------------------------

         The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross ("Supplier") pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the Supply Agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the Supply Agreement. The Company has a good relationship with Supplier, and there are alternative suppliers available in the event Supplier is unable to provide rolls.

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


Competition
-----------

     The Company is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems, hence, the Company's corporate slogan, the "Complete One." Ag-Bag is the only company that manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States that manufacture similar silage bagging machines. There are also a number of competitors that manufacture bale wrapping machines, which compete with the Company's Flex-a-Tuber(R). The Company distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas of the U.S., a recycling service for used Ag-Bag Tri-Dura(R) bags.

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

     The Company competes primarily with wind row turner manufacturers in composting. Wind row turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's composting systems offer the advantage of being self-contained, thus reducing odor and requiring no turning or watering. There are approximately 50 manufacturers of turners. In addition to the wind row turner manufacturers, the Company competes with several companies that manufacture "in-vessel" systems, such as burners and incinerators for large projects, which generally cost from $1 to $15 million.

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


Backlog
-------

     In 2000, backlog orders were 2.6% higher than 1999. The dollar amount of backlog orders of the Company that are believed to be firm, as of March 1, 2000, was approximately $3,900,000, compared to $3,800,000 on March 1, 1999. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


Research and Development
------------------------

     During 1999, the Company focused research and development expenditures on new silage and compost machine development in addition to silage and nutritional studies of bagged feed and their effects on animal production.


Environmental Matters
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 1999.

Patents and Trademarks
----------------------

     The Company has basic and improvement patents in the U.S. as well as a number of patents pending that encompass machines, bags and systems for silage bagging, grain bagging, and hay/straw bale bagging. Corresponding applications have or will be filed in selected foreign countries. In addition, proprietary rights in the bagging of compost have been and are being developed in the U.S and in selected foreign countries.

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

Employees
---------

     On December 31, 1999, the Company had 116 full-time employees. The Company employs approximately 170 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.


Financial Information Relating to Foreign and Domestic Operations and
---------------------------------------------------------------------
Export Sales
------------
                                                      (In thousands)
                                                  Year Ended December 31

                                         1997           1998           1999
                                         ----           ----           ----
Sales to unaffiliated customers:
         United States              $    16,501    $    23,795    $    29,878
         Canada                           1,380          2,030          1,889
         Germany                          1,276          1,113            495(1)
         Latin America/Mexico               726            478            260
         Other foreign countries            341            285            161
                                    -----------    -----------    -----------
                                    $    20,224    $    27,701    $    32,683

Sales to affiliated customers:
         Officers and Directors              69              9              4
                                    -----------    -----------    -----------
Total                               $    20,293    $    27,710    $    32,687
                                    ===========    ===========    ===========

Sales or transfers between
  United States and United Kingdom:  $       165    $       *      $       *
                                    ===========    ===========    ===========

*The Company sold its United Kingdom subsidiary, Ag-Bag Europe, PLC, on December 31, 1997. Sales to the United Kingdom are now included in Sales to Unaffiliated customers; Other foreign countries. (1)Beginning in 1999, the Company started manufacturing its mid-sized bagging machinery directly in Germany.

Reference is also made to the Selected Financial Data at Item 6.

Item 2.  Properties
-------------------

     In early 1990, the Company began occupying its 30,000 square foot facility located in Warrenton, Oregon. This facility serves as a warehouse and houses the major portion of its silage bagging equipment manufacturing. The Company's administrative offices are also located there. Management estimates that the manufacturing at the Warrenton plant is currently at approximately 65% of capacity. The Company occupies the land pursuant to a lease which expires in 2015.

     The Company owns facilities in Blair, Nebraska, where the Company; folds and packages its Tri-Dura(R) feed storage bags; prepares and packages its proprietary inoculant; and, assembles its smaller bagging machines and warehouses products. During 1996, the Company began consolidating its Blair, Nebraska, operations into a newly constructed facility which consists of three buildings comprising approximately 70,000 square feet. Construction was completed on all facilities and the Company fully occupied its new buildings in early 1997. Management estimates that manufacturing at the Blair facility is currently at approximately 75% of capacity.


Item 3.  Legal Proceedings
--------------------------

         The Michael A. Hunt v. Up North Plastics, Inc., et al. litigation has been resolved by settlement in the bankruptcy court. The named plaintiff in this purported class action, alleging price fixing and customer allocation in the silage bag market, went into bankruptcy in late 1997. His claim then became the property of the bankruptcy estate. The litigation itself was dismissed without prejudice in July 1999, and the Company settled Mr. Hunt's individual claim with the trustee in bankruptcy.

         The Company is one of three defendants named in two purported class action lawsuits, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al. and Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al., both alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Both cases are pending before the U.S. District Court for the District of Minnesota. No class has been certified in either matter. The plaintiffs currently estimate their damages at $3 million, with the possibility of treble punitive damages plus attorneys' fees. If the plaintiffs were to obtain a judgment against the three companies, the Company could be held jointly and severally liable. The Company believes that the plaintiffs' claims have no merit, and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See Risk Factors.)

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant
------------------------------------

     The executive officers of the Company, their respective ages as of February 14, 2000, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.

                               DATE OF
      NAME             AGE    ELECTION                 POSITION
      ----             ---    --------                 --------


Larry R. Inman         49       1990       Chairman of the Board and Chief Exec-
                                           utive Officer (since 1990); President
                                           of the Company since 1993;  President
                                           of Ag-Bag Corporation (1984-1989) and
                                           Chairman    (1989-1994)   of   Ag-Bag
                                           Corporation (former subsidiary).

Michael R. Wallis      35       1992       Chief  Financial Officer (since 1993)
                                           and Vice  President of Finance (since
                                           1992),    Treasurer   (since   1996);
                                           Manager,  Yergen  &  Meyer  (regional
                                           accounting firm, 1986-1992).

Arthur P. Schuette     60       1990       Vice  President,  Sales (since 1991);
                                           Treasurer of the Company  (1990-1991)
                                           and  (1983-1991)  Ag-Bag  Corporation
                                           (former subsidiary).

Lou Ann Tucker         46       1990       Secretary (since 1996),  Vice  Presi-
                                           dent, Administration (1989-1999), and
                                           Treasurer   (1991-1996);    Executive
                                           Treasurer   (1988-1994)   of   Ag-Bag
                                           Corporation   (former    subsidiary);
                                           co-owner of LGJ  Livestock,  Astoria,
                                           Oregon (horse and cattle ranch, since
                                           1980).

Walter L. Jay          39       1990       Vice President,  Manufacturing (since
                                           1989);  Manager  of  Blair,  Nebraska
                                           Plant  (since   1980);   KW  Trucking
                                           (1984-1987).

                                     PART II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on January 13, 1999 that its Common Stock was delisted from quotation on the Nasdaq inter-dealer quotation system for failure to meet the new listing requirements. The company's Common Stock is now traded on the OTC Bulletin Board.

         As of February 14, 2000, there were approximately 340 holders of record of Common Stock. The Company estimates there are approximately 2,400 beneficial holders of the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 1999:

Calendar Year                           High Bid           Low Bid
-------------                           --------           -------

1998:
-----

First quarter                              $.688             $.406
Second quarter                              $.75             $.453
Third quarter                              $.813             $.406
Fourth quarter                             $.594             $.375


1999:
-----

First quarter                               $.50             $.344
Second quarter                             $.422             $.328
Third quarter                              $.391             $.359
Fourth quarter                             $.438             $.359

-------------------------------

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

Unregistered Securities

      The following unregistered securities have been issued by the Company during the last three fiscal years:

------------------------------    ------------------------    ------------------    --------------------    ---------------------
                                                                   Name of
                                    Title and Amount of           Principal
                                        Securities              Underwriter/         Name or Class of
                                   Granted/Exercise Price       Underwriting            Persons who
                                       if Applicable            Discounts or        Received Securities        Consideration
        Date of Grant                                            Commissions                                      Received
------------------------------    ------------------------    ------------------    --------------------    ---------------------
      February 17, 1997              6,788 Options for               N/A              Patrick Meunier           For consulting
                                    Common Stock/$.6875                                                       services; value of
                                        per share (1)                                                         services estimated
                                                                                                                 to be $55,000
------------------------------    ------------------------    ------------------    --------------------     ---------------------
      February 17, 1997             10,000 Options for               N/A                 Udo Weber                    $0
                                    Common Stock/$.6875
                                        per share (2)
------------------------------    ------------------------    ------------------    --------------------     ---------------------
        July 17, 1997               20,000 Options for               N/A                 Officers                     $0
                                    Common Stock/$.6875
                                        per share (3)
------------------------------    ------------------------    ------------------    --------------------     ---------------------
       August 26, 1997                8,240 Shares of                N/A                 Employees                    $0
                                       Common Stock (4)
------------------------------    ------------------------    ------------------    --------------------     ---------------------
        June 8, 1998                50,000 Options for               N/A                Nonemployee                   $0
                                   Common Stock/$.563 per                                Directors
                                          share (5)
------------------------------    ------------------------    ------------------    --------------------     ---------------------

     The above unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.


------------------------------
1 Issued pursuant to a nontransferable option agreement which provides for vesting as follows: 100% vested on date of grant.
2 Issued pursuant to a nontransferable option agreement which provides for vesting as follows: 100% vested after two years from date of grant.
3 Granted under the Incentive Stock Option Plan.  Options vest immediately.
4 Granted under the 1991 Employee Stock Plan.
5 Granted under Nonemployee Director Stock Option Plan. Options vest according to terms of plan.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto included elsewhere in this report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                (In thousands, except per share data)
                                                                      Year Ended December 31,
                                                                      -----------------------

                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----

Statement of Operations Data:

Net Sales                                    $   17,659     $   22,985     $   20,293     $   27,710     $   32,687
Cost of Sales                                    12,679         17,791         18,493         20,800         25,085
                                             ----------     ----------     ----------     ----------     ----------

Gross Profit from Operations                      4,980          5,194          1,800          6,910          7,602

Selling and Administrative Expenses               4,219          4,739          5,035          5,470          6,273
Research and Development Expenses                    68             59             87            150            324
Unusual Charge                                                                    980
                                             ----------     ----------     ----------     ----------     ----------

Income (Loss) from Operations                       693            396         (4,302)         1,290          1,005
Other Income (Expense)                             (214)           174           (290)           (64)           (30)
                                             ----------     ----------     ----------     ----------     ----------

Income (Loss) before Provision for
  Income Taxes, and Discontinued Operations         479            570         (4,592)         1,226            975

Provision (Benefit) for Income Taxes                286            257         (1,650)           422            327
                                             ----------     ----------     ----------     ----------     ----------

Income (Loss) before Discontinued
  Operations                                        193            313         (2,942)           804            648

Discontinued Operations-income (loss)
 from operations                                    (86)            50           (449)
Discontinued Operations-loss on disposal of
  Ag-Bag Europe, PLC (less income tax benefit of
   $24,500)                                                                      (424)


Net Income (Loss)                            $      107     $      363     $   (3,815)     $    804      $      648
                                             ==========     ==========     ==========     ==========     ==========


                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------


                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----


Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations                               $     0.02     $     0.03     $     (.24)    $      .06     $      .05
  Discontinued Operations                          (.01)                         (.08)
                                             ----------     ----------     ----------     ----------     ----------
                                             $     0.01     $     0.03     $     (.32)    $      .06     $      .05
                                             ==========     ==========     ==========     ==========     ==========
Diluted Earnings per Share:
  Income (Loss) before Discontinued
   Operations                                $     0.02     $     0.03     $     (.24)    $      .06     $      .05
  Discontinued Operations                          (.01)                         (.08)
                                             ----------     ----------     ----------     ----------     ----------
                                             $     0.01     $     0.03     $     (.32)    $      .06     $      .05
                                             ==========     ==========     ==========     ==========     ==========


Weighted Average Shares:
  Basic                                          12,062         12,096         12,056         12,062         12,062
                                             ==========     ==========     ==========     ==========     ==========
  Diluted                                        12,062         12,096         12,056         12,062         12,062
                                             ==========     ==========     ==========     ==========     ==========

Balance Sheet Data:
                                                                            December 31,
                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----

Working Capital                              $    6,078     $    6,090     $    5,681     $    6,818     $    7,155

Current Assets                                    9,379          8,746          9,889          9,391          9,983

Total Assets                                     16,297         16,903         15,190         13,820         14,575

Current Liabilities(1)                            3,301          2,656          4,208          2,573          2,827

Long-term Debt(1)                                 1,237          2,061          2,690          2,210          2,121

Total Stockholders' Equity(2)                    11,759         12,186          8,292          9,037          9,627



(1)  Includes loans from shareholders and deferred taxes.
(2)  Includes $696 of preferred stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------


Risk Factors
------------

The information set forth below relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below. Such risks and uncertainties include, but are not limited to, the following:

The Company is dependent on the dairy industry.

         More than 70% of the Company's revenues come from the dairy industry.

A downturn in the dairy industry could cause a reduction in the Company's revenues.

         The Company's sales are highly correlated with the price of milk products and revenues of the dairy industry. When dairy farmers make money, they buy the Company's products. When dairy farmers are not making money, the Company's sales decline.

The Company's revenues are seasonal and dependent on weather conditions.

         The core business of the Company is dependent on weather conditions during the harvest seasons in North America and Europe. Adverse weather conditions affect farmers' crops and reduce demand for the Company's products. Approximately 70%-75% of the Company's revenue is generated in the second and third quarters.

The Company may lose one or both of the two class action lawsuits pending against it.

         Two class action lawsuits alleging antitrust violations have been filed against the Company and others. If the Company's efforts to dismiss or favorably resolve the suits fail, the Company could incur additional and significant litigation costs and experience a drain on management and other resources. If the plaintiffs succeed in establishing liability and obtain a judgment for damages, the award could exceed the Company's net worth.

The Company's intellectual property protection may not be adequate.

         The Company has patents on its basic bagging machines and patents pending on additional machines, bags and systems for silage bagging, grain bagging and hay/straw bale bagging. The Company may not obtain these patents and our patents may not withstand litigation challenges. If the Company's patents do not withstand litigation challenges, the Company's rights in its bag and machine technology could be diminished or eliminated. Moreover, the issuance of patents covering any of the Company's products may be insufficient to prevent competitors from duplicating the Company's products. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and processes, and the degree of protection afforded by foreign patents may be different from that in the United States.

The Company relies on one principal supplier for its bags.

         The Company purchases nearly all of its bags from one supplier, Up North Plastics, Inc., under a long-term requirements contract. Approximately 50% of the Company's revenue comes from the sale of bags. Any disruption of the manufacturing process could affect that company's ability to supply the Company's needs, and could adversely affect the Company's sales.

The Company's pricing is dependent on the price of resin.

         The prices that the Company pays for bags, which account for approximately half of our sales, fixed annually in advance and are tied directly to the price of resin. Resin prices have historically been subject to significant price volatility. Increases in the price of bags could adversely affect our profit margins if we are unable to pass along the price increase, and would likely affect our revenues if alternatives to our product become more attractive because of the price increases.

The Company's stock is traded on the OTC Bulletin Board, which may make the stock more difficult to sell.

         The Company does not satisfy the criteria for quotation on The Nasdaq SmallCap Market. The Company's stock is, instead, traded on the OTC Bulletin Board. As a result, the Company's shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock, and the market price for the Company's common stock may decline.

         Trading in the Company's common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements could severely limit the market liquidity of the Company's common stock and the ability of the Company's shareholders to dispose of their shares, particularly in a declining market.


Results of Operations
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                                                     Year Ended December 31,
                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----

Net Sales                                       100%           100%           100%           100%           100%

Costs and Expenses:
  Cost of Sales                                  72%            77%            91%            75%            77%
  Selling and Administration                     24%            21%            25%            20%            19%
  Research and Development                       ---            ---            ---            ---             1%
  Unusual Charge                                 ---            ---             5%            ---            ---

Income (Loss) From Operations                     4%             2%           (21%)            5%             3%
                                                ----           ----           ----           ----           ----

Years Ended December 31, 1999 and 1998

         For the year ended December 31, 1999, net sales increased 17.96% to $32,686,832 compared to $27,710,514 for the year ended December 31, 1998. Sales for the year were up as a result of the slightly higher U.S. BFP (Basic Formula Price) for milk during the main harvest season months, despite the first and fourth quarters sharp decline in BFP. In addition, continued low supplemental grain feed costs have spurred farmer's capital expenditures for machinery and equipment. The Company believes recent independent university research articles published on the benefits of bagging over the use of bunkers and silos have also helped to increase sales, as farmers are realizing the benefits of bagging their feed instead of storing it in bunkers or silos.

         Machine sales for the year were up 27.94% and bag sales were up 17.53% compared to 1998. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry. In addition to compost bag sales, the Company sold five composting systems during the year ended December 31, 1999 (generating approximately $380,000 in revenue) compared to seven systems sold for the year ended December 31, 1998 (generating approximately $550,000 in revenue).

         Although the Company sells its product primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates direct sales at between 30-35% of total sales and the Company expects this historical sales mix to continue in the future. The gross margin realized on the Company's direct sales are typically within 200-300 basis points of those sales realized through the Company's dealer network.
However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         International sales for the Company in 1999 were down in comparison to 1998 due to continued poor economic conditions in the Latin American/Mexico market. Additionally, the Company's mid-sized bagging machines are now manufactured in Germany and not sold directly to its German dealer. As a result, the Company now receives a royalty fee for each machine produced which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's equity in earnings of the venture are reported as other income. Approximately $1.7 million in bag sales were distributed through the venture during 1999, an increase of 13%, compared to approximately $1.5 million in bag sales for 1998.

         Gross profit as a percentage of sales declined for the year ended December 31, 1999 compared to the same period in 1998. The decline resulted from lower margins on bags in certain geographic, highly competitive, high volume areas. The decline was also the result of lower margins on machinery during the first and fourth quarters of 1999 which were offset by improved margins on machinery resulting from increased production efficiencies being realized from seasonal machine production ramp-up in the second and third quarters of the year.

         Selling expenses for the year ended December 31, 1999 increased 18.15% to $3,574,830 compared to $3,025,642 for the year ended December 31, 1998. The increase for the year was the result of increased sales personnel costs, commissions and related benefits and volume discounts resulting from the higher sales volumes.

         Administrative expenses for the year ended December 31, 1999 increased 10.42% to $2,698,658 compared to $2,444,060 for the year ended December 31,
1998. The increase for the year was the result of increased general and administrative operating overheads coupled with higher professional fees relating to ongoing litigation.

         Research and development expenses for the year ended December 31, 1999 increased 115.91% to $323,997 compared to $150,058 for the year ended December 31, 1998. The increase for the year was the result of increased research costs related to new silage and compost machine development, coupled with new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the year ended December 31, 1999 decreased 23.90% to $333,170 compared to $437,803 for the year ended December 31, 1998. The decrease for the year was the result of the Company utilizing a smaller portion of its credit facilities due to accelerated collections of accounts receivable.

         Net income for the year ended December 31, 1999 decreased 19.37% to $648,571 compared to $804,399 for the year ended December 31, 1998. The decrease for the year was the result of lower bag margins in certain high volume areas coupled with lower machine margins during the first and fourth quarters. In addition, increased selling, administrative and research expenses contributed to the decline for the year, which were partially offset by increased sales volumes and lower interest costs.


 Years Ended December 31, 1998 and 1997
---------------------------------------

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

         Machine sales for the year were up 67.3% and bag sales were up over 16.9% compared to 1997. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. In addition, the Company introduced its next generation (hydraulic finger controlled) silage bagger during the first quarter of 1998, representing the latest in bagging technology. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry. In addition to compost bag sales, the Company sold seven composting systems during the year ended December 31, 1998 (generating approximately $550,000 in revenue) compared to two systems sold for the year ended December 31, 1997 (generating approximately $100,000 in revenue).

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

         International sales for the Company in 1998 were down in comparison to 1997 due to poor economic conditions in the Latin American/Mexico market coupled with slight declines in machine sales into the European market. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's equity in earnings of the venture are reported as other income. Approximately $1.5 million in bag sales were distributed through the venture during 1998, an increase of 25%, compared to approximately $1.2 million in bag sales for 1997.

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

Strategic Realignment
---------------------

         On December 5, 1997, the Company's Board of Directors approved a strategic realignment of the Company. The realignment involved the sale of the Company's U.K. subsidiary (see discussion below on Discontinued Operations) which had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry. The U.K. subsidiary sold several of its bagging machines in its rental fleet early in 1997 with the anticipation of improving the ongoing operations through increased concentration on more profitable custom work. This proved unsuccessful due in large part to the poor weather conditions experienced throughout the traditionally busy spring and summer months in England and the continued escalation during the year of the BSE problem within the British farming industry depressing the custom work. The results of Ag-Bag Europe, PLC are shown as operations for the years ended December 31, 1997, 1996 and 1995. The sale was effective December 31, 1997.

      The Board of Directors decided to implement additional realignment of the Company by re-focusing the Company's sales efforts back to its core business products. As a result, certain non-core, long-term inventory was written down to fair market value or abandoned. The non-core products that were discontinued and abandoned as a result of the strategic realignment were both new and used older style tuber, feed table and grain bagging machines along with general accessory machinery products such as mixer wagons, bale feeders, airvents, unloaders and parts. During 1995, 1996 and 1997, sales of inventory which was later determined to be non-core products as a result of the strategic realignment were $719,408, $760,497 and $514,556, respectively. In addition, in 1997, the Company refined its policy for establishing inventory valuation reserves. In 1997, in connection with the strategic realignment and resultant refocusing of the Company's sales efforts and in accordance with the refined policy for valuation reserves, the Company reassessed and revised its estimates of fair market value resulting in an inventory write-down charge totaling $2,418,778, of which $2,088,223 related to non-core products and $330,555 related to core products.

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


Year 2000
---------

         The Company did not experience any computer system transitional problems as a result of the Year 2000 "bug". Management does not expect any year 2000 transitional issues to have a material impact on the operations, cash flows or financial condition of the Company.



Liquidity and Capital Resources
-------------------------------

         The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and early summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands through the spring and summer.

         The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

         Accounts receivable decreased 19.63% at December 31, 1999 to $1,875,777 compared to $2,333,912 at December 31, 1998. The decrease for the year was the result of strong collection efforts coupled with third party financing plans offered by the Company that its customers took advantage of during the fourth quarter.

         Inventory increased 20.68% at December 31, 1999 to $7,168,740 compared to $5,940,289 at December 31, 1998. The increase in inventory resulted from increased production during the fourth quarter to maintain production efficiencies on the Company's smaller bagging machines and to have inventory available for pre-season flooring and early order programs offered by the Company.

         Other current assets decreased at December 31, 1999 to $126,982 compared to $344,172 at December 31, 1998. The decrease was the result of lower current deferred taxes.

         Intangible assets at December 31, 1999 decreased to $35,562 compared to $54,954 at December 31, 1998. The decrease was the result of normal amortization expense for the year.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of December 31, 1999, $-0- had been drawn under the credit line. Beginning January 3, 2000, the Company obtained a $500,000 equipment acquisition line for the purchase of new business equipment for the year 2000. The equipment line is secured by a fixed asset blanket lien. Management believes that, along with funds generated from operations, its operating line of credit, and equipment acquisition line of credit, it will be able to meet the Company's cash requirements through 2000.

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

         In December of 1998,  the Company  announced  that it retained  Pacific
Crest Securities and Columbia Financial Advisors, Inc. as their investment banking representatives to explore strategic alternatives. To date, the Company has not entered into any arrangements and continues to explore its alternatives.


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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

      As of September 1, 1999, the Company's accountants, Yergen and Meyer, LLP, merged with Moss Adams LLP. Moss Adams LLP will, therefore, serve as the Company's independent certified public accountants going forward.


                                    PART III
                                    --------


Items 10 and 11.  Directors and Executive Officers of the Registrant and
------------------------------------------------------------------------
Executive Compensation
----------------------

      A definitive proxy statement for the 2000 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 5, 2000 will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.


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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

  (a) The following documents are filed as part of this report:
                                                                         Page

      1. Index to Financial Statements.......................................25

         Independent Auditors' Reports......................................F-1

         Balance Sheets at December 31, 1999 and 1998.......................F-3

         Statements of Operations and Comprehensive Income for the
             years ended December 31, 1999, 1998 and 1997...................F-5

         Statement of Shareholders' Equity for the years ended
             December 31, 1999, 1998 and 1997...............................F-6

         Statement of Cash Flows for the years ended December 31,
             1999, 1998 and 1997............................................F-7

         Notes to Financial Statements......................................F-8

         Independent Auditors' Reports.....................................F-23

      2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 14:

         Schedule of Valuation and Qualifying Accounts.....................F-25

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. The exhibits are listed in the index of exhibits....................27

  (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

  (c) The index of exhibits and required exhibits............................27

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AG-BAG INTERNATIONAL LIMITED,
                                           a Delaware corporation

Date: March 29, 2000                       By:      /s/ Larry R. Inman
                                           -------------------------------------
                                           Larry R. Inman, Chief Executive
                                           Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 29, 2000                       By:      /s/ Larry R. Inman
                                           -------------------------------------
                                           Larry R. Inman, Chairman, Board of
                                           Directors; Chief Executive Officer
                                           and President(Principal Executive
                                           Officer)

Date: March 29, 2000                       By:      /s/ Michael R. Wallis
                                           -------------------------------------
                                           Michael R. Wallis, Chief Financial
                                           Officer and Vice President, Finance
                                           (Principal Financial and Accounting
                                           Officer)

Date: March 29, 2000                       By:      /s/ Lemuel E. Cunningham
                                           -------------------------------------
                                           Lemuel E. Cunningham, Director

Date: March 29, 2000                       By:      /s/ Michael W. Foster
                                           -------------------------------------
                                           Michael W. Foster, Director

Date: March 29, 2000                       By:      /s/ Michael B. Leahy
                                           -------------------------------------
                                           Michael B. Leahy, Director

Date: March 29, 2000                       By:      /s/ Arthur P. Schuette
                                           -------------------------------------
                                           Arthur P. Schuette, Director

Date: March 29, 2000                       By:      /s/ Rolf E. Soderstrom
                                           -------------------------------------
                                           Rolf E. Soderstrom, Director

Date: March 29, 2000                       By:      /s/ Robert N. Thurston
                                           -------------------------------------
                                           Robert N. Thurston, Director

Date: March 29, 2000                       By:      /s/ Stan Vinson
                                           -------------------------------------
                                           Stan Vinson, Director

                                TABLE OF CONTENTS



                                                                           Page

INDEPENDENT AUDITORS' REPORTS                                               F-1

FINANCIAL INFORMATION

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

     Statements of Cash Flows                                               F-7

     Notes to Financial Statements                                          F-8

SUPPLEMENTARY INFORMATION

     Independent Auditors' Reports on Supplementary Information            F-23

     Valuation and Qualifying Accounts                                     F-25

                          AG-BAG INTERNATIONAL LIMITED

               FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                     Years Ended December 31, 1999 and 1998

                                TABLE OF CONTENTS

                                                                            Page

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

     Notes to the Financial Statements                                       F-8

SUPPLEMENTARY INFORMATION

     Independent Auditors' Reports on Supplementary
Information                                                                 F-23

     Valuation and Qualifying Accounts                                      F-25

Moss Adams LLP                                                      (Letterhead)
222 SW Columbia, Suite 400
Portland, OR 97201



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited

We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 1999 and 1998, and the related statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                             /s/Moss Adams LLP



Portland, Oregon
February 15, 2000

KPMG Peat Marwick LLP                                               (Letterhead)
Suite 2000
1211 South West Fifth Avenue
Portland, OR  97204





                          Independent Auditors' Report



The Board of Directors and Shareholders
Ag-Bag International Limited:

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Ag-Bag International Limited for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        /s/KPMG Peat Marwick LLP


Portland, Oregon
March 8, 2000

                          AG-BAG INTERNATIONAL LIMITED
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                        1999           1998
                                                    ------------   ------------

CURRENT ASSETS
  Cash                                              $    511,910   $    361,614
  Accounts receivable, less allowance for
    doubtful accounts of $147,024 and
    $327,510 at 1999 and 1998, respectively            1,875,777      2,333,912
  Inventories                                          7,168,740      5,940,289
  Other current assets                                   126,982        344,172
  Prepaid expenses                                       299,307        410,520
                                                    ------------   ------------

    Total Current Assets                               9,982,716      9,390,507
                                                    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, net                     4,162,992      3,934,382
                                                    ------------   ------------

OTHER ASSETS
     Deferred income taxes                                     -         41,000
     Intangible assets, net                               35,562         54,954
     Other assets                                        393,969        399,425
                                                    ------------   ------------

         Total Other Assets                              429,531        495,379
                                                    ------------   ------------

TOTAL                                               $ 14,575,239   $ 13,820,268
                                                    ============   ============


The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1999           1998
                                                    ------------   ------------

CURRENT LIABILITIES
  Note payable to shareholder and related party $ 6,523 $ 15,876 Current portion of long-term debt and capital
     lease obligations                                   378,568        365,688
  Accounts payable                                     1,133,994        831,922
  Accrued payroll and payroll taxes                      504,786        484,458
  Dealer deposits                                        199,169        225,418
  Warranty reserve                                       175,000        140,000
  Accrued expenses and other current liabilities         416,790        470,134
  Income taxes payable                                    12,652         39,636
                                                    ------------   ------------

      Total Current Liabilities                        2,827,482      2,573,132
                                                    ------------   ------------

NONCURRENT LIABILITIES
  Long-term debt and capital lease obligations,
     less current portion                              2,113,817      2,201,388
  Note payable to shareholder and related party,
     less current portion                                      -          8,219

  Deferred income taxes                                    7,000              -
                                                    ------------   ------------

      Total Noncurrent Liabilities                     2,120,817      2,209,607
                                                    ------------   ------------

      Total Liabilities                                4,948,299      4,782,739
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (see notes)

SHAREHOLDERS' EQUITY
  Preferred stock, $4 liquidation value, 8.5%
    cumulative dividend, non-voting, 5,000,000 shares
    authorized, 174,000 shares issued and outstanding    696,000        696,000
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 12,061,991 shares issued and
    outstanding at December 31, 1999 and 1998            120,619        120,619
  Additional paid in capital                           9,210,211      9,210,211
  Retained earnings (deficit)                           (399,890)      (989,301)
                                                    ------------   ------------

         Total Shareholders' Equity                    9,626,940      9,037,529
                                                    ------------   ------------

TOTAL                                               $ 14,575,239   $ 13,820,268
                                                    ============   ============

                          AG-BAG INTERNATIONAL LIMITED
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              For the Years Ended December 31, 1999, 1998 and 1997
                                                        1999           1998           1997
                                                    ------------   ------------   ------------

NET SALES                                           $ 32,686,832   $ 27,710,514   $ 20,292,959
COST OF SALES                                         25,084,577     20,800,441     18,492,519
                                                    ------------   ------------   ------------

  Gross profit from operations                         7,602,255      6,910,073      1,800,440

OTHER OPERATING EXPENSES
  Selling expenses                                     3,574,830      3,025,642      2,673,587
  Administrative expenses                              2,698,658      2,444,060      2,361,940
  Research and development expenses                      323,997        150,058         87,112
  Unusual charge                                               -              -        979,762
                                                    ------------   ------------   ------------

  Income (loss) from operations                        1,004,770      1,290,313     (4,301,961)

OTHER INCOME (EXPENSE)
  Interest income                                          7,185         69,607         39,494
  Interest expense                                      (333,170)      (437,803)      (475,056)
  Other                                                  296,786        304,282        145,300
                                                    ------------   ------------   ------------

Income (Loss) from Continuing
  Operations Before Income Taxes                         975,571      1,226,399     (4,592,223)

Provision (benefit) for income taxes                     327,000        422,000     (1,650,000)
                                                    ------------   ------------   ------------

Income (loss) from continuing operations                 648,571        804,399     (2,942,223)

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
     Ag-Bag Europe PLC                                         -              -       (448,832)
  Loss on disposal of Ag-Bag Europe PLC,
     plus applicable income tax benefit of $24,500             -              -       (424,064)
                                                    ------------   ------------   ------------

NET INCOME (LOSS)                                        648,571        804,399     (3,815,119)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments                     -              -        (28,325)
                                                    ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                   $    648,571   $    804,399   $ (3,843,444)
                                                    ============   ============   ============
Basic and diluted net income (loss) per common share:
  Continuing operations                             $       0.05   $       0.06   $      (0.24)
  Discontinued operations                                      -              -          (0.08)
                                                    ------------   ------------   ------------
    Total income (loss) per common share            $       0.05   $       0.06   $      (0.32)

Basic and diluted weighted average common
  shares outstanding                                  12,061,991     12,061,991     12,056,641
                                                    ============   ============   ============




The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                         Accumulated
                                                                             Additional     Retained        other         Total
                                  Preferred Stock         Common Stock        paid-in       earnings    comprehensive  shareholders'
                                 Shares     Amount      Shares     Amount     capital       (deficit)       income        equity
                                 ------     ------      ------     ------    ----------    -----------    ----------    ----------
Balance, December 31, 1996      174,000   $696,000  12,053,751   $120,537    $9,201,796    $ 2,139,739    $   28,325    $12,186,397

Stock issued in connection with
   employee stock plan                                   8,240         82         8,415                                       8,497
Foreign currency translation                                                                                 (28,325)       (28,325)
Preferred stock dividends                                                                      (59,160)                     (59,160)
Net (Loss)                                                                                  (3,815,119)                  (3,815,119)
                                -------   --------  ----------   --------    ----------     ----------    ----------   ------------
Balance, December 31, 1997      174,000    696,000  12,061,991    120,619     9,210,211     (1,734,540)            -      8,292,290

Preferred stock dividends                                                                      (59,160)                     (59,160)
Net Income                                                                                     804,399             -        804,399
                                -------   --------  ----------   --------    ----------     ----------    ----------   ------------

Balance, December 31, 1998      174,000    696,000  12,061,991    120,619     9,210,211       (989,301)            -      9,037,529

Preferred stock dividends                                                                      (59,160)                     (59,160)
Net Income                                                                                     648,571                      648,571
                                -------   --------  ----------   --------    ----------     ----------    ----------   ------------

Balance, December 31, 1999      174,000   $696,000  12,061,991   $120,619    $9,210,211     $ (399,890)   $        -   $  9,626,940
                                =======   ========  ==========   ========    ==========     ==========    ==========   ============



The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                        1999           1998           1997
                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    648,571   $    804,399   $ (3,815,119)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                       565,322        580,639        865,671
     Issuance of stock under employee stock plan               -              -          8,497
     Inventory write-down and obsolescence               346,500        135,000      2,171,278
     Write-down of intangible asset                            -              -        979,762
     Loss on disposal of Ag-Bag Europe PLC                     -              -        424,064
     (Gain) loss on disposition of fixed assets            3,239          1,269        (69,903)
     Deferred income taxes                               221,000        422,000       (755,000)

  Change in assets and liabilities:
    Accounts receivable                                  458,135       (142,230)       556,877
    Inventories                                       (1,798,281)      (361,187)    (1,244,485)
    Other current assets                                 155,403      1,589,097     (1,442,717)
    Other assets                                           5,456       (219,452)        23,681
    Accounts payable                                     302,072       (117,450)       303,349
    Accrued expenses and other current liabilities       (24,265)       279,539         64,383
    Income taxes payable                                 (26,984)             -         39,636
                                                    ------------   ------------   ------------
    Net cash provided by (used in) operating
     activities                                          856,168      2,971,624     (1,890,026)
                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (484,267)      (299,662)    (1,346,527)
  Construction in progress                               (78,682)             -              -
  Proceeds from disposition of fixed assets                8,500         10,000        574,013
  Intangible assets                                            -         15,545        (31,503)
  Cash provided by sale of Ag-Bag Europe PLC                   -              -        795,739
                                                    ------------   ------------   ------------
    Net cash used in investing activities               (554,449)      (274,117)        (8,278)
                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                        22,902,233     27,341,354     22,466,810
  Principal payments on line of credit               (22,902,233)   (29,058,617)   (21,016,517)
  Proceeds on issuance of debt                           286,752         29,517      1,041,093
  Principal payments on debt                            (361,443)      (573,978)      (425,088)
  Payment of shareholders' notes                         (17,572)       (15,665)       (14,316)
  Dividends paid                                         (59,160)       (59,160)       (59,160)
                                                    ------------   ------------   ------------

  Net cash provided by (used in)financing activities    (151,423)    (2,336,549)     1,992,822
                                                    ------------   ------------   ------------

Effect of foreign currency translation                         -              -        (94,518)
                                                    ------------   ------------   ------------

NET INCREASE IN CASH                                     150,296        360,958              -

CASH AT BEGINNING OF YEAR                                361,614            656            656
                                                    ------------   ------------   ------------

CASH AT END OF YEAR                                 $    511,910   $    361,614   $        656
                                                    ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of Ag-Bag International Limited and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in 20% to 50% owned joint ventures are not consolidated and are instead accounted for on the equity method. (See Note
16)

STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company transferred  $71,236,  $185,863 and $132,865 in 1999, 1998 and 1997,
respectively, from rental equipment to inventory held for sale.

ACCOUNTS RECEIVABLE - Accounts receivable are from distributors and customers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also, to reduce the risk of credit loss, the Company requires letters of credit from foreign customers with which no credit history has been established.

INVENTORIES - Inventories are stated at the lower of cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

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

STOCK OPTION PLAN - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 11).

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

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were $466,270, $490,495 and $497,617, respectively.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES, continued

NET INCOME (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). It simplifies the standards in APB No. 15 (Earnings per Share) for computing EPS by replacing primary EPS with basic EPS and altering the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company fully implemented SFAS No. 128 during 1997. Prior years' EPSs have been restated to comply with SFAS No. 128.

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during each year. Preferred stock dividends were considered in the computation. The calculation of diluted net income (loss) per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the Treasury stock method, is antidilutive.

COMPREHENSIVE  INCOME - In June 1997, the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company fully implemented SFAS No. 130 during 1998. Prior years' general purpose financial statements have been restated to comply with SFAS No. 130.

FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's former U.K. subsidiary have been translated into U.S. dollars from their functional currency, British pounds sterling, in the accompanying statements. Balance sheet amounts have been translated at the exchange rate on the balance sheet date, and statement of operations amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is carried as a component of shareholders' equity. The net amount of realized and unrealized gains and losses on foreign currency transactions are included in other expense (income).

SEGMENT  INFORMATION - In June 1997, the Financial  Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131 is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company fully implemented SFAS No. 131 during 1998 and determined that it has no reportable segments.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

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

RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

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

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997





NOTE 3 - INVENTORIES

Inventories consist of the following:
                                                            December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------

     Parts and subassembly                          $  2,451,510   $  1,825,990
     Work in process and raw materials                 1,176,363        857,283
     Bags and machines                                 3,540,867      3,257,016
                                                    ------------   ------------
                                                    $  7,168,740   $  5,940,289
                                                    ============   ============

In the fourth quarter of 1997, the Board of Directors decided to implement additional realignment of the Company by re-focusing the Company's sales efforts back to its core business products. As a result, certain non-core, long-term inventory was written down to fair market value or abandoned. The non-core products that were discontinued and abandoned as a result of the strategic realignment were both new and used older style tuber, feed table and grain bagging machines, along with general accessory machinery products such as mixer wagons, bale feeders, airvents, unloaders and parts. During 1997, sales of inventory, which were later determined to be non-core products as a result of the strategic realignment, were $514,556. In addition, in 1997, the Company refined its policy for establishing inventory valuation reserves. In 1997, in connection with the strategic realignment and resultant refocusing of the Company's sales efforts and in accordance with the refined policy for valuation reserves, the Company reassessed and revised its estimates of fair market value resulting in an inventory write-down charge totaling $2,418,778, of which $2,088,223 relates to non-core products and $330,555 relates to core products.


NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:
                                                            December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
     License and patent costs                       $    657,845   $    707,845

     Less accumulated amortization                       622,283        652,891
                                                    ------------   ------------
                                                    $     35,562   $     54,954
                                                    ============   ============

During 1999, a license became fully amortized. In 1998, a covenant not to compete was fully amortized and no longer in effect at December 31, 1998. These intangible assets, along with the related accumulated amortization, were relieved from the Company's accounts. See Note 2 regarding 1997 fourth quarter write-off of patents.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:
                                                            December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
     Land                                           $    160,826   $    160,826
     Buildings                                         2,805,958      2,589,229
     Vehicles                                            330,844        370,141
     Office furniture, fixtures and equipment          1,837,303      1,786,897
     Plant equipment                                   2,901,077      2,744,327
     Rental equipment                                    407,561        249,326
     Leasehold improvements                               70,014         70,014
                                                    ------------   ------------

                                                       8,513,583      7,970,760

     Construction in progress                             78,682              -

     Less accumulated depreciation and amortization    4,429,273      4,036,378
                                                    ------------   ------------
                                                     $ 4,162,992   $  3,934,382
                                                    ============   ============

Certain property, plant and equipment serve as collateral for short- and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 1999 and 1998, gross amount of equipment under lease was $281,039 and $535,502, respectively. Accumulated depreciation related to those capital leases was $83,440 and $439,285 at December 31, 1999 and 1998, respectively.



NOTE 6 - LINE OF CREDIT

The Company has an operating line of credit (LOC) with a bank for up to $5,000,000 at December 31, 1999 and 1998. The line of credit is secured by accounts receivable, inventories, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/2% (9.0% at December 31, 1999 and 8.25% at December 31, 1998). As of December 31, 1999 and 1998, $-0-and $-0-
were outstanding under the operating line of credit. The line of credit is subject to certain covenants. At December 31, 1997, the Company was not in compliance with certain covenants due to the unusual charge the Company incurred. The Company obtained a waiver for these violations.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:
                                                            December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------

Note  payable  in  monthly   installments  of
$2,638,  plus  interest  at prime  plus 1.75%
(10.25%  at  December  31,  1999  and 9.5% at
December  31,   1998),   through  June  2000,
secured by building                                 $     14,091   $     45,741

Note  payable  in  monthly   installments  of
$2,436,  including interest at 8.32%, through
2005,  secured by certain  equipment,  office
furniture    and    fixtures   and   personal
guarantees    of    certain     shareholders,
subordinate  to  building  loan  and  certain
equipment loans                                          131,232        147,765

Note  payable  in  monthly   installments  of
$3,567,  including  interest  at  8%  with  a
balloon  payment  in  1999,  secured  by real
property                                                       -         23,334

Note  payable,  monthly  payments  of $6,724,
including  interest at 9% through  July 2017,
secured by real property                                 705,832        721,013

Note  payable  in  monthly   installments  of
$4,650,  including  interest at 6.7%  through
May 2017,  secured by real  property                     581,533        597,996

Note    payable    in    monthly    principal
installments  of  $5,833,  plus  interest  at
prime plus .75% (9.25% at  December  31, 1999
and 8.5% at December  31,  1998),  secured by
fixed asset blanket                                      233,333        303,333

Note   payable   with  the  City  of   Blair,
Nebraska,   with  monthly   installments   of
$6,607,  including  interest  at  3%  through
September  2003,  secured by Blair  Plant and
Equipment                                                350,571        418,229

Note  payable  in  monthly   installments  of
$3,105,  including  interest at 8.75% through
December 2004,  secured by certain equipment.
                                                         150,000              -
                                                    ------------   ------------
                                                       2,166,592      2,257,411

     Less: Current portion                               229,467        241,699
                                                    ------------   ------------
                                                    $  1,937,125   $  2,015,712
                                                    ============   ============
                                       F-14

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 7 -  LONG-TERM  DEBT AND CAPITAL  LEASE  OBLIGATIONS, continued


Future maturities of long-term debt and capital lease obligations are summarized as follows:



                                                                    Capital lease obligations
                                     Long-term        ----------------------------------------------------
                                   debt excluding        Minimum             Amount
                                   capital lease          lease           representing
                                    obligations          payments           interest          Principal
                                   --------------     --------------     --------------     --------------
Year ending December 31:  2000     $      229,467     $      171,573     $       22,472     $      149,101
                          2001            225,765             79,325             12,406             66,919
                          2002            235,384             76,981              6,202             70,779
                          2003            199,071             40,729              1,735             38,994
                          2004            167,014                  -                  -                  -
                    Thereafter          1,109,891                  -                  -                  -
                                   --------------     --------------     --------------     --------------
                                   $    2,166,592   $        368,608     $       42,815     $      325,793
                                   ==============   ================     ==============     ==============


NOTE 8 - NOTE PAYABLE TO SHAREHOLDER AND RELATED PARTY

The Company has a note payable to a shareholder of the Company. The note bears interest at 10% and requires monthly principal and interest payments of $1,600 through April 30, 2000. Interest expense related to shareholders and related parties amounted to $1,628, $3,336 and $4,883 in 1999, 1998 and 1997,
respectively.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 9 - INCOME TAXES

The income tax expense (benefit) from continuing operations consists of the following:

                                                              Year ended December 31
                                                    ------------------------------------------
                                                        1999           1998           1997
                                                    ------------   ------------   ------------
  Current:
    Federal                                         $    369,000   $    487,000   $   (896,500)
    Net operating loss utilized                         (263,000)      (487,000)             -
    State                                                 25,000         43,414          1,500
    Net operating loss utilized                          (25,000)       (43,414)             -
                                                    ------------   ------------   ------------
                                                         106,000              -       (895,000)
                                                    ------------   ------------   ------------
  Deferred:
    Federal                                              196,000        442,220       (638,000)
    State                                                 25,000        (20,220)      (117,000)
                                                    ------------   ------------   ------------

                                                         221,000        422,000       (755,000)
                                                    ------------   ------------   ------------

      Total income tax expense (benefit)            $    327,000   $    422,000   $ (1,650,000)
                                                    ============   ============   ============

Deferred tax assets and liabilities consist of the following:

                                                            December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
  Net operating loss carryforwards:
    Federal                                         $          -   $    263,000
    State                                                 75,000         81,000
  Alternative minimum tax credit carryforward             98,000              -
  Capital loss carryforward                              135,632        135,632
  Expenses not currently deductible                       71,000        111,000
                                                    ------------   ------------

      Gross deferred tax asset                           379,632        590,632

  Valuation allowance                                   (135,632)      (135,632)
                                                    ------------   ------------
      Net deferred tax asset                             244,000        455,000

  Gross deferred tax liability, primarily
    due to differences in depreciation                   130,000        120,000
                                                    ------------   ------------

      Net deferred tax asset (liability)            $    114,000   $    335,000
                                                    ============   ============

The valuation allowance for deferred tax assets as of January 1, 1997, was $176,550. The total valuation allowance decreased $40,918 for the year ended December 31, 1997.

At December 31, 1999, the Company has altermative minimum tax credit carryforwards for federal income tax purposes of approximately $98,000 which are available to offset future federal income. These credits can be carried forward indefinitely. The Company has a gross capital loss carryforward of $886,431 available to offset future capital gains through 2002.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 9 - INCOME TAXES, continued

The Company has under gone a study with a consulting firm in order to determine if the Company's prior research and development expenses may be eligible for research and development tax credits. The Company is in the process of analyzing its expenses from 1996 through 1999. The Company currently estimates that these credits may have a future tax benefit of $180,000. No provision for these potential credits has been included in the Company's financial statements.

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                         1999           1998           1997
                                     ------------   ------------   ------------
  Statutory federal income tax rate       34%            34%           (34%)
  Nondeductible items                      2              1              1
  Other                                   (2)            (1)            (3)
                                     ------------   ------------   ------------

  Effective tax rates                     34%            34%           (36%)
                                     ============   ============   ============


NOTE 10 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:

                                               Year ended December 31
                                     ------------------------------------------
                                        1999            1998           1997
                                     ------------   ------------   ------------

   Cash paid during year for:
       Interest                      $    333,170   $    437,803   $    511,686
       Income taxes                       145,084            800            426


NOTE 11 - SHAREHOLDERS' EQUITY

PREFERRED STOCK - The Preferred Stock is redeemable solely at the option of the Company. The Company maintains life insurance on the owner of the Preferred Stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of Preferred Stock.

STOCK WARRANTS - In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 1999, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                                  Number          Price per        Expiration
        Party                   of shares           share             date
    -------------             -------------     -------------     -------------

     Note holder                  137,500        $      .563      February 2001

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997


NOTE 11 - SHAREHOLDERS' EQUITY, continued

STOCK AWARDS - The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. Awards under the Plan amounted to -0-, -0-, and 8,240 shares for 1999, 1998 and 1997, respectively, with related compensation expense of $-0-, $-0- and $8,497, respectively.

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

During 1997, under the aforementioned Incentive Plan, the Company granted 20,000 options with an exercise price of $.6875. The options were 100% vested at grant date. None of the options were exercised during 1998 or 1999; however, 10,000 options expired during 1999.

Also in 1997, the company granted 16,788 options under a non-transferable option agreement with an exercise price of $1.03. Ten thousand options become 100% vested after two years and 6,788 options were 100% vested at the grant date. None of the options were exercised during the current year.

During 1996, the Company adopted a Non-Employee Director Stock Option Plan ( the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who is not an employee of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. In total, 50,000 options were granted in 1998 with an exercise price of $.563 and 300,000 options were granted in 1996 with an exercise price of $1.06. Beginning with the annual meeting in 2000, those directors who have served a three (3) year period, receive an annual grant of 10,000 options which become exercisable six months after the grant date. The exercise price of the options will be valued at the date of grant.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998, and 1997, using the Black-Scholes pricing model as prescribed under SFAS 123. The following assumptions were made for grants made in 1998 and 1997: risk-free interest rate of 5.5% and 6.1%, respectively, expected life of three years, dividend rate of zero percent. For 1997, the expected volatility over the expected life of the grant was assumed to be 62%. In 1999 and 1998, the volatility was assumed to be 56%.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 11 - SHAREHOLDERS' EQUITY, continued

If the Company had accounted for the value of the options granted during 1999, 1998, and 1997, in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                        1999           1998           1997
                                    ------------   ------------   ------------
  Net income (loss):
    As reported                     $    648,571   $    804,399   $ (3,815,119)
      Pro forma                          618,739        796,534     (3,876,586)

  Net income (loss) per share:
      As reported                            .05            .06          (0.32)
      Pro forma                              .05            .06          (0.32)


The resulting pro forma compensation costs may not be representative of that expected in future years.

Pro forma net income (loss) reflects only options granted in 1999, 1998, and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods.

Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 1999, are summarized as follows:

                                                                    Weighted
                                                     Number          average
                                                    of shares     exercise price
                                                   ----------     --------------

  Options outstanding at December 31, 1996            460,000             1.53

  Options granted                                      36,788              .84
  Options expired                                    (110,000)            2.90
                                                   -----------

  Options outstanding at December 31, 1997            386,788             1.02

  Options granted                                      50,000              .56
  Options expired                                           -                -
                                                   -----------

  Options outstanding at December 31, 1998            436,788              .98

  Options granted                                           -
  Options expired                                     (10,000)             .84
                                                   -----------

  Options outstanding at December 31, 1999             426,788     $       .99
                                                   ===========     ===========

At December 31, 1999, the Company had outstanding options of 426,788 with a weighted average life expectancy of six years and an exercise price range of $.56-1.06. Of the 426,788 options outstanding, 396,788 were exercisable at December 31, 1999, at a weighted average exercise price of $1.03.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997


NOTE 11 - SHAREHOLDERS' EQUITY, continued

At December 31, 1998, the Company had outstanding options of 436,788 with a weighted average life expectancy of seven years and an exercise price range of $.56 - 1.06. Of the 436,788 options outstanding, 316,788 were exercisable at December 31, 1998, at a weighted average exercise price of $.98.

The weighted-average fair value of options granted during 1999, 1998 and 1997, were $-0-, $.41, and $.46, respectively.


NOTE 12 - OTHER INCOME

In 1999 and 1998, other income includes income from the Company's German Venture (see Note 16).

In 1997, other income includes a loss on the sale of land of approximately $37,220.


NOTE 13 - FOREIGN SALES ACTIVITY

Export sales from the Company's United States operations are as follows:

                                               Year ended December 31
                                    ------------------------------------------
                                        1999           1998           1997
                                    ------------   ------------   ------------

  Latin America/Mexico              $    259,825   $    478,000   $    726,000
  Canada                               1,888,781      2,030,000      1,380,000
* Germany (see Note 16)                  495,049      1,113,000      1,276,000
  Other                                  161,689        285,000        341,000
                                    ------------   ------------   ------------
                                    $  2,805,344   $  3,906,000   $  3,723,000
                                    ============   ============   ============

* Beginning in 1999, the Company started manufacturing its mid-sized bagging machinery directly in Germany.

NOTE 14 - OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                       Year Ended December 31
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
  Deferred income tax                               $    121,000   $    294,000
  Other                                                    5,982         50,172
                                                    ------------   ------------
                                                    $    126,982   $    344,172
                                                    ============   ============

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 15 - DISCONTINUED OPERATIONS

In December 1997, the Board of Directors approved the sale of Ag-Bag Europe PLC. The operation was sold by the end of December 1997 for $647,800 in cash. The loss on the sale of $424,064, net of tax benefit, represents the operation's activities through December 1997, and the net loss on disposal of the operation at the end of December 1997.

Summarized data for Ag-Bag Europe PLC are as follows:
                                                        December 31,1997
                                                       ------------------
     Net sales - unaffiliated customers                   $     1,456,795
     Income (loss) from operations                               (448,832)
     Identifiable assets                                          840,661
     Total liabilities                                            248,636

No assets or liabilities remained at December 31, 1997. Intangible assets having a net value of $6,212 were sold with the sale of Ag-Bag Europe PLC. In addition, the Company wrote off goodwill of $668,612 and related accumulated amortization which related to Ag-Bag Europe PLC.


NOTE 16 - GERMAN VENTURE

On February 27, 1997, the Company entered into a Joint Venture Agreement with Budissa Agroservice Gesellschaft and formed BAW (Budissa Agrodienstleistungen und Warenhandels). The Company has a 50% interest in the Venture. BAW folds and distributes silage bags throughout Europe.

                                                       1999           1998
                                                       ----           ----
         Investment, beginning of year              $ 25,544       $ 25,917

         Share of income(loss) for the year           24,239         10,000
         Unamortized portion of start up costs                      (10,373)
         Capital investment                           26,955              -
                                                      ------         ------

         Investment, end of year                    $ 76,738       $ 25,544
                                                      ======         ======

On February 27, 1997, BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are paid based upon the poundage folded by BAW. In 1999 and 1998, income from this agreement was $110,000 and $92,000 respectively. In 1997, revenue to the Company was insignificant.


NOTE 17 - COMMITMENTS

The Company has entered into an agreement with an investment banking firm. The firm represents Ag-Bag International Limited in exploring strategic financial alternatives. Fees are contingent upon completion of a transaction. The ultimate fee will range from 3% to 6% of the transaction value depending upon the nature of the transaction. The Company has already prepaid $80,000 towards this fee.

                          AG-BAG INTERNATIONAL LIMITED
                        NOTES TO THE FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

NOTE 17 - COMMITMENTS, continued

The Company has entered into an agreement with a consulting  firm. The firm will
represent  Ag-Bag  International  Limited  in  the  evaluation,   selection  and
implementation of enhanced data processing equipment.

The Company  purchases its  Tri-Dura(R)  rolls from a company owned by Steven G.
Ross (Supplier) pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement.

The Company considers its relationship with Supplier to be good. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls.


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


NOTE 20 - YEAR 2000 COMPLIANCE

All computer systems utilized by the Company were fully Year 2000 compliant and did not experience transition issues. Management does not expect on-going Year 2000 transition issues will have a material impact on the operations, cash flows or financial condition of the Company, as all aspects of the system have been designed to accurately handle Year 2000 issues.

                            SUPPLEMENTARY INFORMATION

Moss Adams LLP                                                      (Letterhead)
222 SW Columbia, Suite 400
Portland, OR 97201



                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION


To the Board of Directors and Shareholders
Ag-Bag International Limited

Under date of February 15, 2000, we reported on the balance sheets of Ag-Bag International Limited as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998, as contained in the annual report on Form 10-K for the year 1999. In connection with our audit of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The basic financial statements of Ag-Bag International Limited for the year ended December 31, 1997, were audited by other auditors whose report dated February 25, 1998, expressed an unqualified opinion on those financial statements. Their report, as of the same date, on the related financial statement schedule as listed in the table of contents, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1997, taken as a whole.



                                             /s/Moss Adams LLP



Portland, Oregon
February 15, 2000

KPMG Peat Marwick LLP                                               (Letterhead)
Suite 2000
1211 South West Fifth Avenue
Portland, OR  97204












                          Independent Auditors' Report



The Board of Directors and Shareholders
Ag-Bag International Limited:

Under date of February 25, 1998, we reported on the statements of operations, shareholders' equity, and cash flows of Ag-Bag International Limited for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of valuation and qualifying accounts for the year ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the schedule of valuation and qualifying accounts for the year ended December 31, 1997, when considered in relation to the basic financial statements for the year ended December 31, 1997 taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/KPMG Peat Marwick LLP


Portland, Oregon
March 8, 2000

                          AG-BAG INTERNATIONAL LIMITED
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997

               Column A                    Column B       Column C                      Column D       Column E
--------------------------------------  -------------  -------------                 -------------  -------------
                                          Balance at     Charged to     Charged to    Write-offs,      Balance
                                           beginning      costs and        other        net of          at end
              Description                  of period      expenses       accounts     recoveries      of period
--------------------------------------  -------------  -------------  -------------  -------------  -------------
Year ended December 31:

   1999:
     Allowance for doubtful accounts          327,510        175,000                      (355,486)      147,024
     Warranty reserve                         140,000        368,410                      (333,410)      175,000
     Inventory valuation reserve              246,735        346,500                      (105,644)      487,591

   1998:
     Allowance for doubtful accounts          200,000        170,000                       (42,490)      327,510
     Warranty reserve                         125,000        263,849                      (248,849)      140,000
     Inventory valuation reserve              125,000        135,000                       (13,265)      246,735

   1997:
     Allowance for doubtful accounts          248,824        211,822        (52,246)*     (208,400)      200,000
     Warranty reserve                          75,633        253,308                      (203,941)      125,000
     Inventory valuation reserve              372,500        422,400                      (669,900)      125,000


*Due to sale of subsidiary.

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

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

10.3      1991 Employee Stock Plan, as amended effective November 1, 1996(3)*

10.4      Incentive Stock Option Plan, as amended effective November 1, 1996(3)*

10.5      Nonemployee Director Stock Option Plan(3)*

11        Statement re computation of earnings per share

12        Statement re computation of ratios

21        Subsidiaries of the Registrant

27        Financial Data Schedule for fiscal year 1999


 * Management contract or compensatory plan

(1) Filed as exhibit to the Form S-1 Registration No.33-46115
(2) Filed as exhibit to the Form 10-K for the fiscal year ended
    December 31, 1994
(3) Filed as exhibit to the Form 10-K for the  fiscal  year ended
    December 31, 1996


                                   EXHIBIT 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                                 Year Ended December 31,
                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----

Basic earnings per share:

Net income (loss)                            $     107,193  $     363,458  $  (3,815,119) $     804,399  $     648,571
Preferred stock dividends                          (59,160)       (59,160)       (59,160)       (59,160)       (59,160)
                                             -------------  -------------  -------------  -------------  -------------
                                                    48,033        304,298     (3,874,279)       745,239        589,411
                                             =============  =============  =============  =============  =============

Basic weighted average number
  of shares outstanding                      (1)12,062,019  (1)12,095,751  (1)12,056,641  (1)12,061,991  (1)12,061,991
                                             =============  =============  =============  =============  =============

Basic earnings per share
   Income (loss) before
    discontinued operations                  $         .02  $         .03  $        (.24) $         .06  $         .05
  Discontinued operations                             (.01)                         (.08)
                                             -------------  -------------  -------------  -------------  -------------
                                             $         .01  $         .03  $        (.32) $         .06  $         .05
                                             =============  =============  =============  =============  =============

Diluted earnings per share:

Net income (loss)                            $     107,193  $     363,458  $  (3,815,119) $     804,399  $     648,571
Preferred stock dividends                          (59,160)       (59,160)       (59,160)       (59,160)       (59,160)
                                             -------------  -------------  -------------  -------------  -------------
                                                    48,033        304,298     (3,874,279)       745,239        589,411
                                             =============  =============  =============  =============  =============

Diluted weighted average
   number of shares outstanding              (1)12,062,019  (1)12,095,751  (1)12,056,641  (1)12,061,991  (1)12,061,991
                                             =============  =============  =============  =============  =============

Diluted earnings per share
   Income (loss) before
     discontinued operations                 $         .02  $         .03  $        (.24) $         .06  $         .05

   Discontinued operations                            (.01)                         (.08)
                                             -------------  -------------  -------------  -------------  -------------
                                             $         .01  $         .03  $        (.32) $         .06  $         .05
                                             =============  =============  =============  =============  =============


(1) See Note 1 to the financial statements


                                                         EXHIBIT 12
                                             STATEMENT RE COMPUTATION OF RATIOS


                                                                 Year Ended December 31,
                                                1995           1996           1997           1998           1999
                                                ----           ----           ----           ----           ----

Pretax earnings (losses)                     $     479,146  $     570,223  $  (4,592,223) $   1,226,399  $     975,571

Interest expense                                   359,202        376,341        475,056        437,803        333,170
                                             -------------  -------------  -------------  -------------  -------------

Subtotal (A)                                       838,348        946,564     (4,117,167)     1,664,202      1,308,741
                                             -------------  -------------  -------------  -------------  -------------

Interest expense                                   359,202        376,341        475,056        437,803        333,170

Preferred stock dividend
   requirements                                    219,111        100,271         92,438         89,636         89,636
                                             -------------  -------------  -------------  -------------  -------------

Subtotal (B)                                 $     578,313  $     476,612  $     567,494  $     527,439  $     422,806
                                             -------------  -------------  -------------  -------------  -------------

(A) divided by (B)                                 1.45           1.99          (7.25)(1)       3.16           3.10
                                                   ====           ====          =========       ====           ====


(1)  Due to unusual charge



                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT


None.