Form 10-Q
period 2000-03-31
AG BAG INTERNATIONAL LTD
filed 2000-05-10
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          March 31, 2000


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of April 24, 2000

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                              March 31         December 31
                                            (Unaudited)
                                         2000         1999         1999
                                      ----------   ----------   ----------

Current assets:
 Cash and cash equivalents           $   156,274  $     9,990  $   511,910
 Accounts receivable                   4,373,010    4,069,423    1,875,777
 Inventories                           8,419,410    7,105,327    7,168,740
 Other current assets                    568,711      945,633      426,289
 Income tax refund receivable              5,348         -            -
                                      ----------   ----------   ----------


    Total current assets              13,522,753   12,130,373    9,982,716

 Deferred income tax                        -          41,000         -
 Intangible assets, less
  accumulated amortization                30,922       50,089       35,562
 Property, plant and equipment
  less accumulated depreciation        4,208,490    4,144,635    4,162,992
 Other assets                            428,541      358,803      393,969
                                      ----------   ----------   ----------

Total assets                         $18,190,706  $16,724,900  $14,575,239
                                      ==========   ==========   ==========



                                   (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March 31         December 31
                                            (Unaudited)
                                         2000         1999         1999
                                      ----------   ----------   ----------
Current liabilities:
 Notes payable to bank               $ 2,640,279  $ 2,247,360  $      -
 Current portion of long term
  debt and capital lease
  obligations                            345,579      346,712      378,568
 Current portion of notes
  payable to shareholders'                 1,844       15,876        6,523
 Accounts payable                      2,048,634    1,910,384    1,133,994
 Accrued expenses and other
  current liabilities                  1,370,926    1,207,498    1,295,745
 Income tax payable                         -          39,636       12,652
                                      ----------   ----------   ----------

   Total current liabilities           6,407,262    5,767,466    2,827,482

 Long term debt and capital
  lease obligation, less
  current portion                      2,197,151    2,110,786    2,113,817
 Notes payable to shareholders'
  less current portion                      -           3,992         -
 Deferred income taxes                   7,000            -          7,000
                                      ----------   ----------   ----------
   Total liabilities                   8,611,413    7,882,244    4,948,299
                                      ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                              696,000      696,000      696,000
 Common stock, $.01 par value            120,619      120,619      120,619
 Additional paid-in capital            9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)             (447,537)  (1,184,174)    (399,890)
                                      ----------   ----------   ----------
   Total shareholders' equity          9,579,293    8,842,656    9,626,940
                                      ----------   ----------   ----------
Total liabilities and
 shareholders' equity                $18,190,706  $16,724,900  $14,575,239
                                      ==========   ==========   ==========


                  See Notes to Condensed Financial Information

                            BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                         Other
                                    Preferred Stock       Common Stock       Paid-In     Retained    Comprehensive
                                    Shares   Amount     Shares     Amount    Capital     Earnings       Income        Total
                                    ------   ------     ------     ------    -------     --------       -------       -----
Balance December 31, 1999          174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 399,890)  $   -        $9,626,940

Preferred stock dividends                                                                   (14,790)                  (14,790)
Net loss                                                                                    (32,857)                  (32,857)
Other comprehensive income,
  Net of tax                                                                                              -              -
                                   -------   -------  ----------   -------   ---------   ----------    ----------   ---------
Balance March 31, 2000             174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 447,537)  $   -        $9,579,293
                                   =======   =======  ==========   =======   =========   ==========    ==========   =========


























                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months
                                                        Ended March 31
                                                          (Unaudited)
                                                     ----------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                            $ 6,691,777  $ 4,745,592
Cost of sales                                          5,268,860    3,700,988
                                                       ---------    ---------
Gross profit from operations                           1,422,917    1,044,604

Selling expenses                                         807,557      753,572
Administrative expenses                                  608,677      588,216
Research and development expenses                         62,151       23,487
                                                       ---------    ---------
Loss from operations                                    ( 55,468)    (320,671)

Other income (expense):
  Interest income                                          5,092         -
  Interest expense                                      ( 62,615)    ( 53,653)
  Miscellaneous                                           62,134       67,241
                                                       ---------    ---------
Loss before provision for
 income taxes                                           ( 50,857)    (307,083)

Benefit for income taxes                                  18,000      127,000
                                                       ---------    ---------

Net loss                                             $  ( 32,857) $  (180,083)

Other comprehensive income, net of tax:                     -            -
                                                       ---------    ---------
Total comprehensive loss                             $  ( 32,857) $  (180,083)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $       .00  $      (.01)
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========






                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended March 31
                                                             (Unaudited)
                                                         2000          1999
                                                         ----          ----
Cash flows from operating activities:
 Net income(loss)                                    $  ( 32,857) $  (180,083)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         152,263      136,563
   (Gain)loss on disposition of fixed assets                (100)         723
Changes in assets and liabilities:
    Accounts receivable                               (2,497,233)  (1,735,511)
    Inventories                                       (1,250,670)  (1,320,038)
    Other current assets                                (142,422)    (190,941)
    Accounts payable                                     914,640    1,078,462
    Accrued expenses and other current
     liabilities                                          75,181     (112,512)
            Other assets                                 (34,572)      40,622
           Income tax payable                            (18,000)        -
                                                     -----------  -----------
Net cash used in operating activities                 (2,833,770)  (2,282,715)
                                                     -----------  -----------

Cash flows from investing activities:
 Capital expenditures                                   (196,021)    (192,674)
 Proceeds from disposition of fixed assets                 3,000        5,000
                                                     -----------  -----------
Net cash used in investing activities                   (193,021)    (187,674)
                                                     -----------  -----------

Cash flows from financing activities:
 Net Proceeds from line of credit                      2,640,279    2,247,360
 Principal payments on debt                            (105,655)     (109,578)
 Proceeds from issuance of debt                         156,000          -
 Payment of shareholders' notes                          (4,679)       (4,227)
 Payment of preferred dividends                         (14,790)      (14,790)
                                                     -----------  -----------
Net cash provided by financing activities             2,671,155     2,118,765
                                                     -----------  -----------

Net decrease in cash                                   (355,636)     (351,624)

Cash and cash equivalents at beginning
 of period                                              511,910       361,614
                                                     -----------  -----------

Cash and cash equivalents at end of period           $  156,274   $     9,990
                                                     ==========   ===========



                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
------------------------------------------------------------

The Company's financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the three-month period should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

Inventories
-----------

Inventories consist of the following:

                                  March 31          December 31
                                 (Unaudited)
                             2000         1999         1999
                          ----------   ----------   ----------
    Finished goods        $7,003,652   $5,550,237   $5,992,377
    Work in process       $1,135,820   $1,166,131   $1,131,439
    Raw materials         $  279,938   $  388,959   $   44,924
                          ----------   ----------   ----------
     Total                $8,419,410   $7,105,327   $7,168,740
                          ==========   ==========   ==========


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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Risk Factors
------------

The information set forth below relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below. Such risks and uncertainties include, but are not limited to, the following:

o    We are dependent on the Dairy Industry

        More than 75% of our revenues come from the dairy industry.

o A downturn in the dairy industry could cause a reduction in the Company's revenues.

        The Company's sales are highly correlated with the price of milk products and revenues of the dairy industry. When dairy farmers make money, they buy the Company's products. When dairy farmers are not making money, the Company's sales decline.

o    The Company's revenues are seasonal and dependent on weather conditions.

        The core business of the Company is dependent on weather conditions during the harvest seasons in North America and Europe. Adverse weather conditions affect farmers' crops and reduce demand for the Company's products. Approximately 70%-75% of the Company's revenue is generated in the second and third quarters.

o The Company may lose one or both of the two class action lawsuits pending against it.

        Two class action lawsuits, both alleging antitrust violations, have been filed against the Company and others. If the Company's efforts to dismiss or favorably resolve the suits fails, the Company could incur additional and significant litigation costs and experience a drain on management and other resources. If the plaintiffs succeed in establishing liability and obtain a judgment for damages, the award could exceed the Company's entire net worth.

o    The Company's intellectual property protection may not be adequate.

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

o    The Company relies on one principal supplier for its bags.

        The Company purchases nearly all of its bags from one supplier under a long-term requirements contract. Any disruption of the manufacturing process could affect that company's ability to supply the Company's needs, and could adversely affect the Company's sales.

o    The Company's pricing is dependent on the price of resin.

        The prices that the Company pays for bags, which account for approximately half of our annual sales, are fixed annually in advance and are tied directly to the price of resin. Resin prices have historically been subject to significant price volatility. Increases in the price of bags could adversely affect our profit margins if we are unable to pass along the price increase, and would likely affect our revenues if alternatives to our product become more attractive because of the price increases.

o The Company's stock is traded on the OTC Bulletin Board, which may make the stock more difficult to sell.

        The Company no longer satisfies the criteria for continued quotation on The Nasdaq SmallCap Market. The Company's stock is, instead, traded on the OTC Bulletin Board. As a result, the Company's shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock, and the market price for the Company's common stock may decline. Trading in the Company's common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements could severely limit the market liquidity of the Company's common stock and the ability of the Company's shareholders to dispose of their shares, particularly in a declining market.

Results of Operations
---------------------

     Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2000, compared to the results of operations for the three-month period ended March 31, 1999, and to changes in the Company's financial condition from December 31, 1999 to March 31, 2000.

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

     Sales for the quarter ended March 31, 2000 increased 41.01% to $6,691,777 compared to $4,745,592 for the quarter ended March 31, 1999. Sales for the quarter were up despite the continued low milk prices, as supplemental grain feed costs remained low which helped farmers' continue to have funds available to purchase machinery and equipment. New independent university research articles published on the benefits of bagging in national dairy industry publications also helped to increase sales. The U.S. dairy farmer needs to operate more cost effectively given the current economic situation and recent independent university research articles published on the benefits of bagging over the use of bunkers have helped farmers' realize the benefits of bagging their feed instead of storing it in bunkers or silos.

     Bag sale revenue for the first quarter of 2000 was up over 26% and machine sale revenue increased over 57% compared to the first quarter of 1999. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry.

     Although the Company sells its product primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last 3 years, the Company estimates direct sales at between 30-35% of total sales and the Company expects this historical sales mix to continue in the future. The gross margins are typically within 200 to 300 basis points of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     Gross profit as a percentage of sales declined .75% for the quarter ended March 31, 2000 compared to the same period in 1999. The decline resulted from lower margins on bags in certain geographic, highly competitive, high volume areas. The decline was also the result of lower margins on machinery during the quarter as a result of the mix of machines sold.

     Selling expenses for the quarter ended March 31, 2000 increased 7.16% to $807,557 compared to $753,572 for the quarter ended March 31, 1999. The increase for the quarter was the result of increased advertising expenses, and increased sales commissions and related benefits due to increased sales for the quarter.

     Administrative expenses for the quarter ended March 31, 2000 increased 3.48% to $608,677 compared to $588,216 for the period ended March 31, 1999. The increase for the quarter was the result of increased general and administrative operating overhead coupled with higher directors fees which were offset by lower professional fees.

     Research and development expenses for the quarter ended March 31, 2000 increased 264.62% to $62,151 compared to $23,487 for the quarter ended March 31, 1999. The increase for the quarter was the result of increased research costs related to new silage and environmental machine development, coupled with new silage inoculant and nutritional studies of bagged feed and their effects on animal production.

     Interest expense for the quarter ended March 31, 2000 increased 16.70% to $62,615 compared to $53,653 for the period ended March 31, 1999. The increase for the quarter was the result of the Company utilizing a larger portion of its credit facilities from increased production for seasonal inventory demands.

     Net loss for the quarter ended March 31, 2000 was $32,857 compared to $180,083 for the period ended March 31, 1999, a 548.08% improvement. The decrease in net loss for the quarter was the result of increased sales which were offset by lower gross profit due to competition and product mix sold during the quarter, and increased selling, administrative, research and interest costs.

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

     Accounts receivable increased 7.46% at March 31, 2000 to $4,373,010 compared to $4,069,423 at March 31, 1999. The increase in accounts receivable was the result of increased sales for the quarter which were offset by heavier collections of accounts receivable during the quarter resulting from customers taking advantage of pre-season ordering and third party financing programs offered by the Company.

     Inventory increased 18.49% at March 31, 2000 to $8,419,410 compared to $7,105,327 at March 31, 1999. The increase in inventory resulted from increased production during the quarter to maintain production efficiencies on the Company's smaller bagging machines and to have inventory available to meet seasonal demands.

     Other current assets decreased 39.86% at March 31, 2000 to $568,711 compared to $945,633 at March 31, 1999. The decrease was the result of lower current deferred taxes and prepaid expenses.

     Intangible assets at March 31, 2000 decreased 38.27% to $30,922 compared to $50,089 at March 31, 1999. The decrease was the result of normal amortization expense.

     The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles. As of March 31, 2000, $2,640,279 had been drawn under the credit line. On January 3, 2000, the Company obtained a $500,000 equipment acquisition line for the purchase of new business equipment for the year 2000. The equipment line is secured by a fixed asset blanket lien. As of March 31, 2000, $156,000 had been drawn under this equipment acquisition line. Management believes that, along with funds generated from operations and its operating line of credit, and equipment line of credit, it will be able to meet the Company's cash requirements through 2000.

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

Moss Adams LLP                                                      [LETTERHEAD]
222 SW Columbia St., Suite 400
Portland, OR  97201-6642


INDEPENDENT ACCOUNTANT'S REPORT

     To the Board of Directors and Shareholders
     Ag-Bag International Limited

     We have reviewed the accompanying condensed balance sheet of Ag-Bag International Limited as of March 31, 2000, and the related condensed statements of operations, shareholders' equity, and cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Ag-Bag International limited as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 15, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                             /s/Moss Adams LLP

     Portland, Oregon
     May 8, 2000

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27, Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: May 10, 2000           By: /s/ Michael R. Wallis
                                 ---------------------
                                 Michael R. Wallis
                                 Chief Financial Officer and
                                 Vice President of Finance