Form 10-Q
period 2000-06-30
AG BAG INTERNATIONAL LTD
filed 2000-07-26
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          June 30, 2000


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of July 14, 2000

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                        June 30          December 31
                                                        (Unaudited)
                                   2000         1999         1999
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $   191,712  $       656  $   511,910
 Accounts receivable            5,097,311    4,650,025    1,875,777
 Inventories                    9,566,416    7,893,077    7,168,740
 Deferred income tax              320,608      294,000      121,000
 Other current assets             338,899      476,517      305,289
                               ----------   ----------    ---------


     Total current assets      15,514,946   13,314,275    9,982,716

 Deferred income tax                 -          41,000         -
 Intangible assets, less
  accumulated amortization         26,345       45,224       35,562
 Property, plant and equipment
  less accumulated depreciation 4,115,924    3,994,671    4,162,992
 Other assets                     525,624      451,416      393,969
                                ---------   ----------    ---------

Total assets                  $20,182,839  $17,846,586  $14,575,239
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                         June 30         December 31
                                      (Unaudited)
                                   2000        1999           1999
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank         $3,397,242  $ 2,191,674  $       -
 Current portion of long term
  debt and capital lease
  obligations                     356,391      340,054      378,568
 Current portion of notes
  payable to shareholders'           -          15,532        6,523
 Accounts payable               2,508,078    2,072,778    1,133,994
 Accrued expenses and other
  current liabilities           1,287,843    1,369,999    1,295,745
 Income tax payable               281,652      328,942       12,652
                               ----------   ----------   ----------

   Total current liabilities    7,831,206    6,318,979    2,827,482

Long term debt and capital
  lease obligation, less
  current portion               2,169,430    2,033,194    2,113,817
Deferred income taxes              21,000         -           7,000
                                ---------   ----------    ---------
   Total liabilities           10,021,636    8,352,173    4,948,299
                                ---------   ----------    ---------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)       134,373     (532,417)    (399,890)
                                ---------    ---------    ---------
   Total shareholders' equity  10,161,203    9,494,413    9,626,940
                                ---------    ---------    ---------
Total liabilities and
 shareholders' equity         $20,182,839  $17,846,586  $14,575,239
                               ==========   ==========   ==========

          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                    Preferred Stock       Common Stock       Paid-In     Retained
                                    Shares   Amount     Shares     Amount    Capital     Earnings        Total
                                    ------   ------     ------     ------    -------     --------       -------
Balance December 31, 1999          174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 399,890)  $ 9,626,940

Preferred stock dividends                                                                   (14,790)      (14,790)
Net loss                                                                                   ( 32,857)     ( 32,857)
                                   -------   -------  ----------   -------   ---------   ---------    -----------
Balance March 31, 2000             174,000   696,000  12,061,991   120,619   9,210,211    ( 447,537)    9,579,293

Preferred stock dividends                                                                   (14,790)      (14,790)
Net income                                                                                  596,700       596,700
                                   -------   -------  ----------   -------   ---------   ----------  ------------
Balance June 30, 2000              174,000  $696,000  12,061,991  $120,619  $9,210,211   $  134,373   $10,161,203
                                   =======   =======  ==========   =======   =========   ==========  ============



































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                          Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                            $ 9,642,887  $10,790,073
Cost of sales                                          7,351,168    7,998,675
                                                       ---------    ---------
Gross profit from operations                           2,291,719    2,791,398

Selling expenses                                         852,350      865,583
Administrative expenses                                  618,984      707,218
Research and development expenses                         21,356       74,918
                                                       ---------    ---------
Income from operations                                   799,029    1,143,679

Other income (expense):
  Interest income                                          7,899        5,099
  Interest expense                                      (147,581)    (108,349)
  Miscellaneous                                           69,353       44,118
                                                       ---------    ---------
Income before provision for
 income taxes                                            728,700    1,084,547

Provision for income taxes                               132,000      418,000
                                                       ---------    ---------
 Net income                                           $  596,700   $  666,547
                                                       =========    =========
Basic and diluted net income
 per common share                                     $      .05    $     .05
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========








                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months
                                                          Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                            $16,334,664  $15,535,665
Cost of sales                                         12,620,028   11,699,694
                                                       ---------    ---------
Gross profit from operations                           3,714,636    3,835,971

Selling expenses                                       1,659,907    1,619,155
Administrative expenses                                1,227,661    1,295,434
Research and development expenses                         83,507       98,404
                                                       ---------    ---------
Income from operations                                   743,561      822,978

Other income (expense):
  Interest income                                         12,990        2,039
  Interest expense                                      (210,196)    (158,942)
  Miscellaneous                                          131,488      111,389
                                                       ---------    ---------
Income before provision for
 income taxes                                            677,843      777,464

Provision for income taxes                               114,000      291,000
                                                       ---------    ---------
Net income                                          $    563,843  $   486,464
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .05   $      .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========







                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                             Six Months Ended June 30
                                                    (Unaudited)
                                             ------------------------
                                                    2000         1999
                                                    ----         ----
Cash flows from operating activities:
 Net income                                  $   563,843  $   486,484
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                 306,669      268,271
   Inventory obsolescence reserves                92,500       51,000
   (Gain)loss on disposition of fixed assets        (100)         643
           Deferred income taxes                (155,000)        -
Changes in assets and liabilities:
    Accounts receivable                       (3,221,534)  (2,316,113)
    Inventories                               (2,490,176)  (2,123,597)
    Other current assets                        ( 64,218)    ( 15,825)
    Accounts payable                           1,374,084    1,240,856
    Accrued expenses and other current
     liabilities                                  (7,902)      49,989
            Other assets                        (131,655)     (51,991)
           Income tax payable                    269,000      289,306
                                             -----------  -----------
Net cash used in operating activities         (3,464,489)  (2,120,997)
                                             -----------  -----------

Cash flows from investing activities:
 Capital expenditures                           (253,284)    (208,352)
 Proceeds from disposition of fixed assets         3,000        8,000
                                                --------     --------
Net cash used in investing activities           (250,284)    (200,352)
                                               ---------    ---------

Cash flows from financing activities:
 Net proceeds from line of credit              3,397,242    2,191,674
 Principal payments on debt                     (197,664)    (193,828)
 Proceeds from issuance of debt                  231,100            -
 Payment of shareholders' notes                   (6,523)      (7,875)
 Payment of preferred dividends                  (29,580)     (29,580)
                                               ---------    ---------
Net cash provided by financing activities      3,394,575    1,960,391
                                                --------     --------

Net decrease in cash                            (320,198)    (360,958)

Cash and cash equivalents at beginning
 of period                                       511,910      361,614
                                                 -------      -------

Cash and cash equivalents at end of period    $  191,712  $       656
                                               =========   ==========


                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------

The Company's financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Due to the seasonal nature of the business, the operating results of the Company's quarterly financial information should not be taken as indicative of the results of its operations for a full year. The financial statements presented for the six-month period have been reviewed by an independent accountant and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

Inventories
-----------

Inventories consist of the following:

                                        June 30        December 31
                                     (Unaudited)
                                   2000        1999        1999
                              ----------   ----------  ----------
         Finished goods       $7,724,181   $6,125,746  $5,992,377
         Work in process      $1,413,411   $1,125,084  $1,131,439
         Raw materials        $  428,824   $  642,247  $   44,924
                              ----------   ----------  ----------
                 Total        $9,566,416   $7,893,077  $7,168,740
                              ==========   ==========  ==========

Provision for Income Taxes
--------------------------

The company's effective income tax rate of approximately 18.2% in the second quarter of 2000 and 16.8% for the six months ended June 30, 2000 is less than statutory tax rates due the recognition of $170,000 of research and development credits in the second quarter of 2000.

Other Comprehensive Income
--------------------------

For 1999 and through June 30, 2000, the Company had no items of other comprehensive income. Thus, net income is equal to total comprehensive income.

Reclassifications

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.


Results of Operations
---------------------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 2000, compared to the results of operations for the three-month period ended June 30, 1999, and to the results of operations for the six-month period ended June 30, 2000, compared to the results of operations for the six-month period ended June 30, 1999, and to changes in the Company's financial condition from December 31, 1999 to June 30, 2000.

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

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 70-75% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter           1997*             1998              1999
         -------           ----              ----              ----
         1st               14%               17%              15%
         2nd               40%               35%              33%
         3rd               35%               35%              39%
         4th               11%               13%              13%

* In addition to seasonal factors, revenues which normally would have occurred in the first quarter of 1997 were not earned until the second quarter due to the delay in the start up of the Company's new production facility in Blair, Nebraska.

         Sales for the quarter ended June 30, 2000 decreased 10.63% to $9,642,887 compared to $10,790,073 for the quarter ended June 30, 1999. Sales for the six-month period ended June 30, 2000 increased 5.14% to $16,334,664 compared to $15,535,665 for the six-month period ended June 30, 1999. Sales for the quarter were down due to continued low U.S. milk prices, despite supplemental grain feed costs remaining low which helped farmers' continue to have operating funds available. Given the current economic situation in the farming sector, the tightening credit by financial institutions and rising interest rates, farmers are starting to be cautious on purchasing farm machinery and equipment.

         Sales for the six-month period were up as a result of increased sales during the first quarter of 2000 when farmers' were optimistic that U.S. milk prices would increase during the year and had funds available for purchases of new machinery and equipment from their 1999 season.

         Bag sale revenue for the second quarter of 2000 was down 5% and machine sale revenue decreased 15% compared to the second quarter of 1999. Bag sale revenue for the six-month period of 2000 was up 4% and machine sale revenue increased 10% compared to the six-month period of 1999. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry.

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

         Gross profit as a percentage of sales declined 2.11% for the quarter ended June 30, 2000 and 1.95% for the six-month period ended June 30, 2000, compared to the same periods in 1999. The decline resulted from lower margins on bags in certain geographic, highly competitive, high volume areas. The decline was also the result of lower margins on machinery during the quarter and six-month periods, as a result of the mix of machines sold.

         Selling expenses for the quarter ended June 30, 2000 decreased 1.53% to $852,350 compared to $865,583 for the quarter ended June 30, 1999. Selling expenses for the six-month period ended June 30, 2000 increased 2.52% to $1,659,907 compared to $1,619,155 for the six-month period ended June 30, 1999. The decrease for the quarter was the result of lower sales commissions from lower sales volumes which were offset by increased sales personnel benefit costs. The increase for the six-month period was the result of increased sales personnel benefit costs, and commissions from higher year-to-date sales volumes.

         Administrative expenses for the quarter ended June 30, 2000 decreased 12.48% to $618,984 compared to $707,218 for the period ended June 30, 1999. Administrative expenses for the six-month period ended June 30, 2000 decreased 5.23% to $1,227,661 compared to $1,295,434 for the six-month period ended June 30, 1999. The decrease for the quarter and six-month period was the result of lower professional fees relating to ongoing litigation which were slightly offset by increased general and administrative operating overheads and higher directors fees.

         Research and development expenses for the quarter ended June 30, 2000 decreased 71.49% to $21,356 compared to $74,918 for the quarter ended June 30, 1999. Research and development expenses for the six-month period ended June 30, 2000 decreased 15.14% to $83,507 compared to $98,404 for the six-month period ended June 30, 1999. The decrease for the quarter and six-month period was the result of completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the quarter ended June 30, 2000 increased 36.21% to $147,581 compared to $108,349 for the period ended June 30, 1999. Interest expense for the six-month period ended June 30, 2000 increased 32.25% to $210,196 compared to $158,942 for the six-month period ended June 30, 1999. The increase for the quarter and six- month period was the result of the Company utilizing a larger portion of its credit facilities from increased production for seasonal inventory demands, coupled with rising interest rates.

         The Company has undergone a study with a consulting firm to determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. The Company has completed the study and filed the necessary forms through its 1998 open tax years during the second quarter of 2000 generating net tax credit benefits of approximately $170,000. The company's effective income tax rate was approximately 18.2% in the second quarter of 2000 and 16.8% for the six months ended June 30, 2000. Excluding the benefit of the research and development tax credit, the income tax rates would have been 41.4% and 41.9%, respectively. The company's effective tax rates were 37.5% in the second quarter of 1999 and 37.5% for the six months ended June 30, 1999.

         Net income for the quarter ended June 30, 2000 decreased 10.48% to $596,700 compared to $666,547 for the period ended June 30, 1999. Net income for the six-month period ended June 30, 2000 increased 15.90% to $563,843 compared to $486,464 for the six-month period ended June 30, 1999. The decrease for the quarter was the result of lower sales from the continued low U.S. milk prices, coupled with lower gross profit due to competition and product mix sold and higher interest costs incurred, which were offset by lower selling, administrative, research and income tax expense (as discussed above).

         The increase in net income for the six-month period was the result of increased sales which occurred during the first quarter of the year, coupled with lower administrative, research and income tax expense (as discussed above); which was offset by lower gross profit due to competition and product mix sold during the period, in addition to increased selling and interest costs.


Year 2000
---------

The Company did not experience any computer system transitional problems as a result of the Year 2000 "bug". Management does not expect any year 2000 transitional issues to have a material impact on the operations, cash flows or financial condition of the Company.

Liquidity and Capital Resources
-------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to package and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory available to meet its sales demands through the spring and summer months.

         The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

         Accounts receivable increased 9.62% at June 30, 2000 to $5,097,311 compared to $4,650,025 at June 30, 1999. The increase in accounts receivable was the result of some extended term sales offered during the quarter to remain competitive.

      Inventory increased 21.20% at June 30, 2000 to $9,566,416, compared to $7,893,077 at June 30, 1999. The increase in inventory resulted from increased production during the quarter to maintain production efficiencies on the Company's smaller bagging machines and to meet the seasonal demands and ordering programs offered by the Company.

         The current asset, deferred income taxes, increased 9.04% at June 30, 2000 to $320,608 compared to $294,000 at June 30, 1999. The increase was primarily the result of research tax credit benefits.

         Other current assets decreased 28.88% at June 30, 2000 to $338,899 compared to $476,517 at June 30, 1999. The decrease was primarily the result of lower deposits and prepaid expenses.

      Intangible assets at June 30, 2000 decreased 41.75% to $26,345 compared to $45,224 at June 30, 1999. The decrease was the result of normal amortization expense.

         The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles. As of June 30, 2000, $3,397,242 had been drawn under the credit line. On January 3, 2000, the Company obtained a $500,000 equipment acquisition line for the purchase of new business equipment for the year 2000. The equipment line is secured by a fixed asset lien on new equipment purchased. As of June 30, 2000, $231,100 had been drawn under this equipment acquisition line. Management believes that, funds generated from operations, its operating line of credit and equipment line of credit, will be sufficient to meet the Company's cash requirements through 2000.

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

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

         To the Board of Directors and Shareholders
         Ag-Bag International Limited

         We have reviewed the accompanying condensed balance sheet of Ag-Bag International Limited as of June 30, 2000, the related condensed statements of operations, shareholders' equity, and cash flows for the six-month period ended June 30, 2000 and the condensed statement of operations for the three-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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



         Portland, Oregon
         July 21, 2000

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      An Annual Meeting of Stockholders was held on June 5, 2000.

(b) Michael B. Leahy, Rolf E. Soderstrom and Arthur P. Schuette were elected by plurality as directors of the Company. Michael W. Foster, Stan Vinson, Larry R. Inman, Lemuel E. Cunningham and Robert N. Thurston continued as directors of the Company after the Annual Meeting of Stockholders.

(c) The only matters voted upon at the Annual Meeting of Stockholders was the election of Michael B. Leahy, Rolf E. Soderstrom and Arthur P. Schuette as directors of the Company and for the appointment of Moss Adams LLP as the Company's independent accountants for 2000. The results of the election were as follows:


                                 Votes                        Broker
   Nominee     Votes For       Withheld        Abstentions   Nonvotes
   -------     ---------       --------        -----------   --------
Michael B.     5,204,312          0            5,675,482        0
 Leahy
Rolf E.        5,204,312          0            5,675,482        0
 Soderstrom
Arthur P.     10,476,322          0             403,472         0
 Schuette


                              Votes                       Broker
               Votes For     Against       Abstentions   Nonvotes
               ---------     -------       -----------   --------
Appointment   10,781,239      44,096         54,459          0
 of Moss Adams,
 LLP


         (d)      None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 27, Financial Data Schedule (Edgar Only)

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

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


                                    AG-BAG INTERNATIONAL LIMITED,
                                    a Delaware corporation
                                        (Registrant)



Date: July 26, 2000                 By: /s/ Michael R. Wallis
                                        ---------------------
                                        Michael R. Wallis
                                        Chief Financial Officer and
                                        Vice President, Finance