Form 10-Q
period 2000-09-30
AG BAG INTERNATIONAL LTD
filed 2000-10-27
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 2000


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of October 12, 2000

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                         September 30        December 31
                                          (Unaudited)
                                       2000         1999        1999
                                    ----------   ----------   ----------

Current assets:
 Cash and cash equivalents         $   292,182  $       656  $   511,910
 Accounts receivable                 6,241,991    5,986,006    1,875,777
 Inventories                         8,574,248    6,805,406    7,168,740
 Deferred income tax                   355,608      294,000      121,000
 Other current assets                  222,748      509,296      305,289
                                    ----------   ----------   ----------


     Total current assets           15,686,777   13,595,364    9,982,716

 Deferred income tax                      -          41,000         -
 Intangible assets, less
  accumulated amortization              23,699       40,358       35,562
 Property, plant and equipment
  less accumulated depreciation      3,947,811    3,974,357    4,162,992
 Other assets                          540,438      488,968      393,969
                                    ----------   ----------   ----------

Total assets                       $20,198,725  $18,140,047  $14,575,239
                                    ==========   ==========   ==========



                                   (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS



                LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30        December 31
                                          (Unaudited)
                                       2000         1999        1999
                                    ----------   ----------   ----------
Current liabilities:
 Notes payable to bank             $ 3,492,098  $ 1,162,824  $     -
 Current portion of long term
  debt and capital lease
  obligations                          323,486      378,217      378,568
 Current portion of notes
  payable to shareholders'                -          11,085        6,523
 Accounts payable                    1,553,423    1,948,741    1,133,994
 Accrued expenses and other
  current liabilities                1,485,028    1,359,725    1,295,745
 Income tax payable                    524,652      888,352       12,652
                                    ----------   ----------   ----------

   Total current liabilities         7,378,687    5,748,944    2,827,482

 Long term debt and capital
  lease obligation, less
  current portion                    2,093,433    2,041,635    2,113,817
 Deferred income taxes                  69,000         -           7,000
                                    ----------   ----------   ----------
   Total liabilities                 9,541,120    7,790,579    4,948,299
                                    ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                            696,000      696,000      696,000
 Common stock, $.01 par value          120,619      120,619      120,619
 Additional paid-in capital          9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)            630,775      322,638   (  399,890)
                                    ----------   ----------   ----------
   Total shareholders' equity       10,657,605   10,349,468    9,626,940
                                    ----------   ----------   ----------
Total liabilities and
 shareholders' equity              $20,198,725  $18,140,047  $14,575,239
                                    ==========   ==========   ==========





          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                    Preferred Stock       Common Stock       Paid-In     Retained
                                    Shares   Amount     Shares     Amount    Capital     Earnings        Total
                                    ------   ------     ------     ------    -------     --------       -------
Balance December 31, 1999          174,000  $696,000  12,061,991  $120,619  $9,210,211  $ ( 399,890)  $ 9,626,940

Preferred stock dividends                                                                   (14,790)      (14,790)
Net loss                                                                                   ( 32,857)     ( 32,857)
                                   -------   -------  ----------   -------   ---------    ---------    -----------
Balance March 31, 2000             174,000   696,000  12,061,991   120,619   9,210,211    ( 447,537)    9,579,293

Preferred stock dividends                                                                   (14,790)      (14,790)
Net income                                                                                  596,700       596,700
                                   -------   -------  ----------   -------   ---------    ---------    -----------
Balance June 30, 2000              174,000   696,000  12,061,991   120,619   9,210,211      134,373     10,161,203

Preferred stock dividends                                                                   (14,790)       (14,790)
Net income                                                                                  511,192        511,192
                                   -------   -------  ----------   -------   ---------    ---------    -----------
Balance September 30, 2000         174,000  $696,000  12,061,991  $120,619  $9,210,211   $  630,775    $10,657,605
                                   =======   =======  ==========   =======   =========   ==========   ============






























                  See Notes to Condensed Financial Information

                        AG-BAG INTERNATIONAL LIMITED
                          CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                       Ended September 30
                                                          (Unaudited)
                                                     ----------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                            $10,701,907  $12,846,414
Cost of sales                                          8,272,967    9,616,580
                                                       ---------    ---------
Gross profit from operations                           2,428,940    3,229,834

Selling expenses                                         903,318      977,154
Administrative expenses                                  708,179      739,604
Research and development expenses                         22,088       82,432
                                                       ---------    ---------

Income from operations                                   795,355    1,430,644

Other income (expense):
  Interest income                                         10,176        8,186
  Interest expense                                      (141,380)    (105,649)
  Miscellaneous                                           55,955      113,664
                                                       ---------    ---------
Income before provision for
 income taxes                                            720,106    1,446,845

Provision for income taxes                               208,914      577,000
                                                       ---------    ---------
 Net income                                           $  511,192   $  869,845
                                                      ==========    =========
Basic and diluted net income
 per common share                                     $      .04   $      .07
                                                      ==========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========
















                  See Notes to Condensed Financial Information

                              AG-BAG INTERNATIONAL LIMITED
                          CONDENSED STATEMENTS OF OPERATIONS

                                                          Nine Months
                                                       Ended September 30
                                                          (Unaudited)
                                                     ----------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                            $27,036,572  $28,382,079
Cost of sales                                         20,892,995   21,316,274
                                                       ---------    ---------
Gross profit from operations                           6,143,577    7,065,805

Selling expenses                                       2,563,225    2,596,309
Administrative expenses                                1,935,839    2,035,038
Research and development expenses                        105,596      180,837
                                                       ---------    ---------

Income from operations                                 1,538,917    2,253,621

Other income (expense):
  Interest income                                         23,167       10,225
  Interest expense                                      (351,576)    (264,592)
  Miscellaneous                                          187,441      225,055
                                                       ---------    ---------
Income before provision for
 income taxes                                          1,397,949    2,224,309

Provision for income taxes                               322,914      868,000
                                                       ---------    ---------
Net income                                           $ 1,075,035  $ 1,356,309
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .09  $       .11
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========






                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Nine Months
                                            Ended September 30
                                               (Unaudited)
                                         --------------------------
                                             2000          1999
                                             ----          ----
Cash flows from operating activities:
 Net income                               $ 1,075,035  $ 1,356,309
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              457,353      418,954
   Inventory obsolescence reserves            196,000      338,500
   Loss(gain)on disposition of fixed assets      (100)       1,394
   Deferred income taxes                     (172,608)          -
Changes in assets and liabilities:
    Accounts receivable                    (4,366,214)  (3,652,094)
    Inventories                            (1,560,009)  (1,426,947)
    Other current assets                       82,541     ( 48,604)
    Accounts payable                          419,429    1,116,819
    Accrued expenses and other current
     liabilities                              189,283       39,715
            Income tax payable                512,000      848,716
            Other assets                     (146,469)     (89,543)
                                            ----------   ----------
Net cash used in operating activities      (3,313,759)  (1,096,781)
                                            ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (274,708)    (230,397)
 Proceeds from disposition of fixed assets      3,000        8,000
                                            ----------   ----------
Net cash used in investing activities        (271,708)    (222,397)
                                            ----------   ----------
Cash flows from financing activities:
 Net proceeds from line of credit           3,492,098    1,162,824
 Principal payments on debt                  (306,566)    (283,976)
 Proceeds from issuance of debt               231,100      136,752
 Payment of shareholders' notes                (6,523)     (13,010)
 Payment of preferred dividends               (44,370)     (44,370)
                                            ----------   ----------
Net cash provided by financing
 activities                                 3,365,739      958,220
                                            ----------   ----------
Net decrease in cash                         (219,728)    (360,958)

Cash and cash equivalents at beginning
 of period                                    511,910      361,614
                                            ----------  -----------
Cash and cash equivalents at end of period $  292,182  $       656
                                            =========   ==========


             See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. The condensed balance sheet, statement of operations, shareholders' equity and cash flows for the periods ended September 30, 2000 have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


Inventories
-----------

Inventories consist of the following:

                                     September 30      December 31
                                     (Unaudited)
                                   2000        1999        1999
                              ----------   ----------   ----------
         Finished goods       $5,743,153   $5,102,367   $5,992,377
         Work in process      $2,094,715   $1,099,556   $1,131,439
         Raw materials        $  736,380   $  603,483   $   44,924
                              ----------   ----------   ----------
             Total            $8,574,248   $6,805,406   $7,168,740
                              ==========   ==========   ==========







Provision for Income Taxes
--------------------------

The Company's effective income tax rate of approximately 29.01% in the third quarter of 2000 and 23.10% for the nine months ended September 30, 2000 is less than statutory tax rate due to the recognition of $100,000 of research and development credits in the third quarter of 2000.

Other Comprehensive Income
--------------------------

For 1999 and through September 30, 2000, the Company had no items of other comprehensive income. Thus, net income is equal to total comprehensive income.

Statement of Cash Flows
-----------------------

The Company transferred $75,717 from inventory held for sale to rental equipment and $117,216 from rental equipment to inventory held for sale during 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------
         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2000, compared to the results of operations for the three-month period ended September 30, 1999, and to the results of operations for the nine-month period ended September 30, 2000, compared to the results of operations for the nine-month period ended September 30, 1999, and to changes in the Company's financial condition from December 31, 1999 to September 30, 2000.

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

         Sales for the quarter ended September 30, 2000 declined 16.69% to $10,701,907 compared to $12,846,414 for the quarter ended September 30, 1999. Sales for the nine-month period ended September 30, 2000 declined 4.74% to $27,036,572 compared to $28,382,079 for the nine-month period ended September 30, 1999. Sales for the quarter and nine-month period ended September 30, 2000 were affected by continued low U.S. milk prices, despite supplemental grain feed costs remaining low which helped farmers continue to have farm operating funds available. Additionally, competition in the silage bag market continued to increase as farmers look to the most economic bag, not considering overall quality, customer service and recycling of the used plastic, offered by the Company. Given the current economic situation in the farming sector, the tightening of credit by financial institutions and higher interest rates, farmers have become cautious on purchases of farm machinery and equipment until there is upward movement in milk prices.

         Machine revenue for the third quarter of 2000 declined 33% (due largely to lower unit sales of the Company's smaller bagging machines) and bag revenue declined 9% compared to the third quarter of 1999. Machine revenue for the nine-month period ended September 30, 2000 declined 7% and bag revenue for the nine-month period ended September 30, 2000 declined 3% compared to the same period in 1999. Machine sales of the Company are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry.

         Although the Company sells its product primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last 3 years, the Company estimates direct sales at between 30-35% of total sales and the Company expects this historical sales mix to remain relatively constant. The gross margins on direct sales are typically within 2 to 3 percent of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         Gross profit as a percentage of sales declined 2.44% for the quarter ended September 30, 2000 and 2.17% for the nine-month period ended September 30, 2000, compared to the same periods in 1999. The decline resulted from lower margins on bags in certain geographic, highly competitive, high volume areas. The decline was also the result of lower margins on machinery during the quarter and nine-month periods, as a result of the mix of machines models sold.

         Selling expenses for the quarter ended September 30, 2000 decreased 7.56% to $903,318 compared to $977,154 for the quarter ended September 30, 1999. Selling expenses for the nine-month period ended September 30, 2000 decreased 1.27% to $2,563,225 compared to $2,596,309 for the nine-month period ended September 30, 1999. The decrease for the quarter and nine-month period was the result of lower sales travel expenses which were offset by increased advertising and promotional expenses.

         Administrative expenses for the quarter ended September 30, 2000 decreased 4.25% to $708,179 compared to $739,604 for the period ended September 30, 1999. Administrative expenses for the nine-month period ended September 30, 2000 decreased 4.87% to $1,935,839 in comparison to $2,035,038 for the nine-month period ended September 30, 1999. The decrease for the quarter and nine-month period was the result of lower professional fees relating to ongoing litigation which were offset by higher administrative personnel, general and administrative operating overheads, and higher directors fees.

         Research and development expenses for the quarter ended September 30, 2000 decreased 73.20% to $22,088 compared to $82,432 for the quarter ended September 30, 1999. Research and development expenses for the nine-month period ended September 30, 2000 decreased 41.61% to $105,596 compared to $180,837 for the nine-month period ended September 30, 1999. The decrease for the quarter and nine-month period was the result of completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production. The Company continues its ongoing research related to new silage and environmental machine development.

         Interest expense for the quarter ended September 30, 2000 increased 33.82% to $141,380 in comparison to $105,649 for the period ended September 30, 1999. Interest expense for the nine-month period ended September 30, 2000 increased 32.87% to $351,576 compared to $264,592 for the nine-month period ended September 30, 1999. The increase for the quarter and nine-month period was the result of the Company utilizing a larger portion of its credit facilities from increased production for seasonal inventory demands, coupled with higher interest rates and some extended term sales offered during the quarter to remain competitive.

         The Company has undergone a study with a consulting firm to determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. The Company has completed the study and filed the necessary forms for its 1999 tax year during the third quarter of 2000 generating net tax credit benefits of approximately $100,000. The Company filed the necessary forms through its 1998 open tax years during the second quarter of 2000, generating net tax credit benefits of approximately $170,000. The Company's effective income tax rate was approximately 29.01% in the third quarter of 2000 and 23.10% for the nine months ended September 30, 2000. Excluding the benefit of the research and development
tax   credit,   the  income
tax rates would have been 36.23% and 37.91%, respectively. The Company's effective tax rates were 39.90% in the third quarter of 1999 and 39.02% for the nine-months ended September 30, 1999.

         Net income for the quarter ended September 30, 2000 decreased 41.23% to $511,192 compared to $869,845 for the quarter ended September 30, 1999. Net income for the nine-month period ended September 30, 2000 decreased 20.74% to $1,075,035 compared to $1,356,309 for the nine-month period ended September 30, 1999. The decline for the quarter and nine-month period was the result of lower sales caused by continued low U.S. milk prices, coupled with lower gross profit from increased competition and product mix of machinery models sold, in addition to higher interest costs incurred. These factors were offset by lower selling, administrative, research and income tax expense (as discussed above).

Year 2000
---------

         The Company did not experience any computer system transitional problems as a result of the Year 2000 "bug". Management does not expect any year 2000 transitional issues to have a material impact on the operations, cash flows or financial condition of the Company.

Liquidity and Capital Resources
-------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to package and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory available to meet its seasonal sales demands.

         The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

    Accounts  receivable  increased  4.28% at September  30, 2000 to  $6,241,991 compared to $5,986,006 at September 30, 1999. The increase in accounts receivable was the result of some extended term sales offered during the quarter to remain competitive, coupled with the fact that a large amount of sales occurred during the last half of the quarter.

      Inventory increased 25.99% at September 30, 2000 to $8,574,248, compared to $6,805,406 at September 30, 1999. The increase in inventory resulted from increased production during the quarter to maintain production efficiencies and to meet late seasonal demands and orders, and to have bags and machinery available for the Company's fourth quarter seasonal ordering and flooring programs.

         The current asset, deferred income taxes, increased 20.96% at September 30, 2000 to $355,608 compared to $294,000 at September 30, 1999. The increase was primarily the result of research tax credit benefits.

         Other current assets decreased 56.26% at September 30, 2000 to $222,748 compared to $509,296 at September 30, 1999. The decrease was the result of lower deposits and prepaid expenses.

      Intangible assets at September 30, 2000 decreased 41.28% to $23,699 compared to $40,358 at September 30, 1999. The decrease was the result of normal amortization expense.

         The Company has a domestic operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles. As of September 30, 2000, $3,492,098 had been drawn under the credit line. On January 3, 2000, the Company obtained a $500,000 equipment acquisition line for the purchase of new business equipment for the year 2000. The equipment line is secured by a fixed asset lien on new equipment purchased. As of September 30, 2000, $231,100 had been drawn under this equipment acquisition line. Management believes that, funds generated from operations, its operating line of credit and equipment line of credit, will be sufficient to meet the Company's cash requirements through 2000.

Risk Factors
------------
      The information set forth in this report relating to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties which could cause actual results to differ materially from those set forth below. Such risks and uncertainties include, but are not limited to, the following:

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

o The Company's stock is quoted on the OTC Bulletin Board, which may make the stock more difficult to sell.

         The Company no longer satisfies the criteria for continued quotation on The Nasdaq SmallCap Market. The Company's stock is, instead, quoted on the OTC Bulletin Board. As a result, the Company's shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock, and the market price for the Company's common stock may decline. Trading in the Company's common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market  price  of  less  than  $5.00  per  share,  subject  to  certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements could severely limit the market liquidity of the Company's common stock and the ability of the Company's shareholders to dispose of their shares, particularly in a declining market.

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

         To the Board of Directors and Shareholders
         Ag-Bag International Limited

         We have reviewed the accompanying condensed balance sheet of Ag-Bag International Limited as of September 30, 2000, the related condensed statements of operations, shareholders' equity, and cash flows for the nine-month period ended September 30, 2000 and the condensed statement of operations for the three-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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



         Portland, Oregon
         October 24, 2000

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 27, Financial Data Schedule (Edgar Only)

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: October 27, 2000          By: /s/ Michael R. Wallis
                                    --------------------------
                                    Michael R. Wallis
                                    Chief Financial Officer and
                                    Vice President, Finance

                                  EXHIBIT INDEX


       Exhibit No.          Description

            27              Financial Data Schedule (Edgar Only)