Form 10-K
period 2000-12-31
AG BAG INTERNATIONAL LTD
filed 2001-03-23
CIK 842289

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000     Commission File Number:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

         Delaware                                               93-1143627
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

           2320 SE AG-BAG LANE
            Warrenton, Oregon                                         97146
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
                                           Yes      |X|     No
                                                    ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Based on the closing sales price of the Common Stock on March 6, 2001, the aggregate market value of the voting stock of registrant held by non-affiliates was $ 2,795,610.

     The registrant has one class of Common Stock with 12,061,991 shares outstanding as of March 6, 2001.

                      Documents Incorporated By Reference:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 4, 2001, are incorporated by reference into Part III of this report.


                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                                      PAGE


PART I      ...........................................................................   2
  Item 1.   Business...................................................................   2
  Item 2.   Properties.................................................................  10
  Item 3.   Legal Proceedings..........................................................  10
  Item 4.   Submission of Matters to a Vote of Security Holders........................  11
  Executive Officers of the Registrant.................................................  11

PART II     ...........................................................................  12
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....  12
  Item 6.   Selected Financial Data....................................................  14
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations..............................................................  16
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................  23
  Item 8.   Financial Statements and Supplemental Data.................................  23
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.......................................................  23

PART III    ...........................................................................  23
  Items 10. and 11.  Directors and Executive Officers of Registrant and Executive
            Compensation...............................................................  23
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............  23
  Item 13.  Certain Relationships and Related Transactions.............................  23

PART IV     ...........................................................................  24
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............  24


                                     PART I
                                     ------

     When used in this Annual Report, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

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

     The Company has pioneered an alternate method of storing feed for livestock. Traditional methods of storing feed have included placing it in bunkers, pits, and silos or baling and stacking it. The Company's method is to store the feed in huge plastic bags of up to 500 feet in length and up to 12 feet in diameter by tightly stuffing the feed into the bag. The Company assembles the machines for stuffing the feed into the bags. It has the bags manufactured to its specifications and then folds and distributes the bags through its dealer network. The benefits of bagging the feed include reduced cost, additional flexibility in harvesting and storing the feed, enhanced feed quality, and relatively small capital requirements. The Company also sells ancillary products that complement the Company's main line of bagging machines and bags.

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

         Product             1998      1999      2000
         ---------           ----      ----      ----
         Bags                52%       52%       53%
         Machines            38%       41%       39%
         Other               10%        7%        8%
                             ---       ----      ----
         Net Sales           100%      100%      100%

     The Company expects the use of bagging as a means of silage storage to continue to play a major role in the future because the quality of stored feed is better than other known competitive methods, allowing farmers to be more efficient and to produce dairy, beef, sheep and pork products at a lower price. The Company believes the concept of bagging is one way in which farmers can be more profitable by reducing, or completely eliminating, the purchase of feed and grain from outside sources. Bagging enables the farmer to produce and store the feed on the farm and provides easier access to the silage, thereby allowing the farmer to choose the quality of silage to feed at any given time. The bagged feed has shown high quality, allowing for higher production.

     The Company expanded its operations into Europe in 1989 where it offered a custom bagging service on a fee per metric tonne basis in the United Kingdom. In 1997, the Company's Board of Directors approved a strategic realignment of the Company. The realignment involved the sale of the Company's

United Kingdom subsidiary, which had not been performing at a profitable level due to the continued escalation of the BSE (Mad Cow) problem within the British farming industry.

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company continues to sell worldwide in Asia, Australia, New Zealand, Western and Central Europe and the Caribbean. Export sales from the Company's United States operations were 6.5% of net sales for the year ended December 31, 2000.

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

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 65-72% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter          1998              1999              2000
         -------          ----              ----              ----
         1st              17%               15%               21%
         2nd              35%               33%               31%
         3rd              35%               39%               34%
         4th              13%               13%               14%


Farm Equipment and Products
---------------------------

     Introduction. Silage is made using the Ag-Bag(R) system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura(R) storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value than would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

     The Ag-Bag(R) system is an alternative to bunkers, pits and silos. The Ag-Bag(R) bagging machines push the forage into huge recyclable plastic film Tri-Dura(R) bags with sufficient compaction to minimize the amount of oxygen in the bag, which is then sealed tightly when filled. As a result, the forage can be stored with significantly higher moisture content. The ability to store the forage in this manner also reduces the time required to cut, prepare and store the forage thus reducing the loss of nutrients and providing higher quality feed for production within the farmers' herds.

     Ag-Bag(R) Farm Equipment. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger(R)." The Ag-Bagger(R) is available in three versions with a number of optional features. A wide range of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. The retail price for this machine ranges from approximately $23,000 to $45,000.

     In 1992, the Company introduced a medium-sized machine that can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $70,000 to $175,000.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 12 feet in diameter and 150 to 500 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $100,000 to $260,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging machine by developing the Powered Anchor Control (PAC) system, and in 2000 introduced its latest version of the cable-less bagging machine, the HYPAC (Hydraulic Powered Anchor Control) system. The company offers the HYPAC model in small, medium-sized and large bagging machines. The retail price for the HYPAC machines range from approximately $45,000 to $260,000.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber(R) with a retail price ranging from $11,000 to $17,000. The Flex-a-Tuber(R) permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura(R) storage bags. The round bale Flex-a-Tubers(R) are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura(R) storage bags up to 200 feet in length.

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger which retails for between $23,000 to $30,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length.

     The Company assembles and sells the Ag-Bag(R) Pro-Grain Bagger, which retails for between $25,000 to $30,000. This machine is similar in design to the smallest Ag-Bagger(R) machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag Tri-Dura(R) storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

     The Company also assembles and sells the Mighty Bite(R) front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite(R) closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures the Mighty Bite(R) in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $2,500 to $4,500.

     The Company adapted its Ag-Bag(R) bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is used in conjunction with a shredder that shreds the organic material, which is then fed into the bagging machine that bags the compostable matter into Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag compost bagging machines retail for between $45,000 to $250,000.

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

     The Company contracts for the manufacture of, and sells Tri-Dura(R) three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $220 to $1,200. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

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

Market Size
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 1999, over 249,350,000 tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook XIII published in 2000 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 140,000 dairy, beef, hog, and sheep farms in the United States that are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 7-10% of this group are actually using storage bags made by the Company and its competitors. It further estimates that about 55-60% of the bagging industry customers purchase silage storage bags from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Western and Central Europe, Australia, New Zealand, Asia, the Caribbean, and England where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

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


Marketing
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 2000, there were 68 dealers serviced by a combined total of 26 regional and territorial Company-employed managers and sales support coordinators. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in states where there are no nearby Ag-Bag dealers.

     The Company  offers  customers the  opportunity  to finance the purchase of
Ag-Bag(R)  farm  equipment   through   unaffiliated   third  parties  who  offer
lease-purchase financing.

     The Company rents Ag-Bag(R) bagging machines to farmers in several western states. The rental charge is based on the number of bags purchased and filled with forage. The Company also sells Tri-Dura(R) storage bags in bulk to several custom farming operations in the state of California that own Ag-Bag(R) bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

     Prior to December 31, 1997, the Company offered a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. The Company sold its subsidiary that had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry on December 31, 1997.

     The Company markets its composting system through a sublicense that allows the end user to use the Ag-Bag(R) compost technology. The Company plans to establish a composting dealer network and develop a regional and territorial sales force that will have expertise in composting. The timing for these plans will depend on the pace of market acceptance of the Company's composting system.

     The Company is not dependent on any single customer or a few customers. The loss of any single customer would not have a material adverse effect on the Company's financial condition or results of operations.


Assembly and Manufacturing
--------------------------

     Ag-Bag(R) Farm Equipment. The Company buys some of its components for its bagging machines from various manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, HYPAC (cable-less) machines, Square Bale Baggers, and Flex-a-Tubers(R) are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled at the Company's Blair, Nebraska plant. The Company has licensed its German dealer to manufacture the mid-sized bagging machines for distribution within Europe.

     The Company assembles all of its machines in order to better control the quality of the farm equipment. This method also permits the Company to offer customized assembly for the end user of its equipment. The Company can acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     Ag-Bag Tri-Dura(R) Storage Bags. All of the three-ply Tri-Dura(R) storage bags are manufactured for the Company by a single manufacturer. The bags are manufactured to the Company's specifications using a stabilizer that protects the plastic from becoming brittle due to exposure to weather and the sun's ultraviolet light rays. The Tri-Dura(R) plastic bags are made in various diameters based on bag orders received by the Company. The bags are shipped in roll form to the Company's plant in Blair, Nebraska, where they are folded and packaged for shipment.

     Ag-Bag(R) Inoculants. The liquid and compost inoculant is purchased by the Company on the open market. The Company believes that the liquid and compost inoculant will be reasonably available for purchase on the open market for the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."


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

     The structural components of the Company's farm equipment are manufactured in Oregon, Nebraska and Iowa by several manufacturing companies. The Company believes that alternative sources of supply are readily available at competitive prices if the present sources of supply should become unavailable. The

Company is not aware of any raw materials shortages or problems with these suppliers that would adversely affect the Company's operations.

     The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchases the liquid and compost inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.


Competition
-----------

     As the Company's corporate slogan, the "Complete One," indicates, the Company is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems. Ag-Bag is the only company that manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States that manufacture similar silage bagging machines. There are also a number of competitors that manufacture bale wrapping machines, which compete with the Company's Flex-a-Tuber(R). The Company distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup locations in selected geographic areas of the U.S., a recycling service for used Ag-Bag Tri-Dura(R) bags.

     The Company also competes with companies constructing bunkers and pits and, to a lesser extent, silos. These competitors are mostly smaller companies that build the bunkers and pits for the farmer, which the farmer then fills with forage using available or rented farm equipment otherwise used in the farming operation. While these methods do not require bags or special equipment to fill the bags, the use of these alternatives involves a significant loss of flexibility in storing and harvesting the feed and an overall loss of feed quality. Flexibility is lost since structures must be permanently placed and significant capital requirements are necessary to expand them. The feed quality is inferior because of the amount of oxygen remaining after the forage is placed in the pits or bunkers.

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

Backlog
-------

     In 2001, backlog orders were 16.7% lower than 2000. The dollar amount of backlog orders of the Company that are believed to be firm as of March 1, 2001, was approximately $3,250,000, compared to $3,900,000 on March 1, 2000. Backlog, however, may not be a meaningful indicator of future sales. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


Research and Development
------------------------

     During 2000, the Company focused research and development expenditures on new silage and compost machine development. The Company also completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production during the year.


Environmental Matters
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 2000.


Patents and Trademarks
----------------------

     The Company has basic and improvement patents in the U.S., as well as a number of patents pending, that encompass machines, bags and systems for silage bagging, grain bagging, and hay/straw bale bagging. Corresponding applications have or will be filed in selected foreign countries. In addition, proprietary rights in the bagging of compost have been and are being developed in the U.S and in selected foreign countries.

     The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation. The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus!(R), which was developed by Larry R. Inman and Walter L. Jay. (See "Executive Officers of the Registrant" and "Item 3. Legal Proceedings.")

     The names Ag-Bag(R), Ag-Bag Plus!(R), Bale-Bag(R), Flex-a-Tuber(R), Flex-a-Tube(R), ABCTI System(R), Mighty Bite(R), Tri-Dura(R), and the symbol "AB"(R) are all registered as trademarks with the United States Patent and Trademark Office.

     The Company believes that its color scheme and trademarks are well known in the industry, are an important part of its business, and give the Company a competitive advantage.

Employees
---------

     On December 31, 2000, the Company had 101 full-time employees. The Company employs approximately 170 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

Financial Information Relating to Foreign and Domestic Operations and Export
----------------------------------------------------------------------------
Sales
-----
                                               (In thousands)
                                           Year Ended December 31
                                           ----------------------

                                       1998          1999         2000
                                       ----          ----         ----

Sales to unaffiliated customers:
         United States                 $23,795      $29,878      $29,421
         Canada                          2,030        1,889        1,280
         Germany                         1,113          495(1)       441(1)
         Latin America/Mexico              478          260          195
         Other foreign countries           285          161          109
                                       -------      -------      -------
                                       $27,701      $32,683      $31,446

Sales to affiliated customers:
         Officers and Directors              9            4            5
                                       -------      -------      -------
Total                                  $27,710      $32,687      $31,451
                                       =======      =======      =======

 (1)Beginning in 1999, the Company licensed its German dealer to manufacture the mid-sized bagging machines for distribution within Europe.

Substantially all the Company's assets are located in the United States. Reference is also made to the Selected Financial Data at Item 6.


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


Item 3.  Legal Proceedings
--------------------------

     The Company is one of three defendants named in two purported class action lawsuits, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al., filed February 5, 1998, and Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al., filed September 29, 1999, both alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Both cases are pending before the U.S. District Court for the District of Minnesota. Class certification has been denied in the S&S Forage case and no class has been certified in the Steward case. The plaintiffs and the defendants are currently in settlement negotiations on both the S&S Forage and Steward cases to have the cases dismissed and bring the proceedings to a close. If the plaintiffs were to obtain a judgment against the three companies, the Company could be held jointly and severally liable. The Company believes that the plaintiffs' claims have no merit, and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

     The Company is one of three defendants named in a counterclaim to a purported product warranty lawsuit, Andrew Magyar and Leslie Magyar v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed January 21, 2000. The plaintiffs in the counterclaim allege breach of product warranty, merchantability and fitness for the particular purpose relating to a bagging machine purchased by the plaintiffs and seek monetary damages. This case is pending before the Court of Queen's Bench of Alberta, Canada. The Company believes that the claims alleged by the plaintiffs have no merit and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

     The Company is one of three defendants named in a purported breach of contract and product warranty lawsuit, Kevin Sustrik v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed June 7, 2000. The plaintiff alleges breach of contract and breach of product warranty relating to a bagging machine purchased by the plaintiff and seek monetary damages. This case is pending before the Court of Queen's Bench of Alberta, Canada. The Company believes that the plaintiff's allegations have no merit and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

     The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent No. 5,799,472 relating to a bag pan for an agricultural feed bagging machine and seeks monetary damages. The case is in the early discovery phase. The Company denies Versa's allegations and is vigorously defending itself against the claim. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant
------------------------------------

     The executive officers of the Company, their respective ages as of March 6, 2001, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at its meeting following the annual meeting of stockholders. Officers serve at the discretion of the Board of Directors.


      NAME            AGE                             POSITION
      ----            ---                             --------


Larry R. Inman        50       Chief  Executive  Officer  (since  1990);   President  of  the
                               Company  (since  1993);  Chairman  of the  Board  (1990-2000);
                               President  of  Ag-Bag  Corporation  (1984-1989)  and  Chairman
                               (1989-1994) of Ag-Bag Corporation (former subsidiary).

Michael R. Wallis     36       Chief  Financial  Officer  (since 1993) and Vice  President of
                               Finance  (since  1992),   Treasurer  (since  1996);   Manager,
                               Yergen and Meyer (regional accounting firm, 1986-1992).

Arthur P. Schuette    61       Vice President,  Sales (since 1991);  Treasurer of the Company
                               (1990-1991)  and Treasurer  (1983-1991) of Ag-Bag  Corporation
                               (former subsidiary).

Lou Ann Tucker        47       Secretary   (since  1996),   Vice  President,   Administration
                               (1989-1999),  and Treasurer  (1991-1996);  Executive Treasurer
                               (1988-1994) of Ag-Bag Corporation (former   subsidiary);
                               co-owner of LGJ Livestock,  Astoria,  Oregon (horse and cattle ranch, since 1980).

Walter L. Jay         40       Vice President, Manufacturing (since 1989);
                               Manager of Blair, Nebraska Plant (since 1980);
                               KW Trucking (1984-1987).

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

         The Company's Common Stock began trading publicly on January 17, 1990, and was approved for quotation on Nasdaq on April 24, 1990, under the symbol "AGBG." In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on January 13, 1999 that its Common Stock was delisted from quotation on the Nasdaq SmallCap Market for failure to meet the new listing requirements. The Company's Common Stock is now quoted on the OTC Bulletin Board.

     As of March 6, 2001, there were approximately 325 holders of record of the Company's Common Stock. The Company estimates there are approximately 2,100 beneficial holders of the Company's Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2000 as reported on the OTC Bulletin Board:

Calendar Year                  High Bid           Low Bid
-------------                  --------           -------

1999:

First quarter                      $.50             $.344
Second quarter                    $.422             $.328
Third quarter                     $.391             $.359
Fourth quarter                    $.438             $.359


2000:

First quarter                     $.813             $.375
Second quarter                    $.594             $.375
Third quarter                      $.50             $.328
Fourth quarter                    $.375             $.313

----------

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

Unregistered Securities
-----------------------

      The  following  unregistered  securities  have been  issued by the Company during the year ended December 31, 2000:
--------------------------------------------------------------------------------

                   Title and Amount of   Name of Principal
                      Securities           Underwriter/       Name or Class of
                 Granted/Exercise Price     Underwriting        Persons who
                     if Applicable         Discounts or     Received Securities Consideration
 Date of Grant                              Commissions                          Received
--------------- ------------------------ ----------------- -------------------- -------------
 June 5, 2000     50,000 Options for            N/A            Nonemployee           $0
                  Common Stock/$.385                            Directors
                    per share 1
--------------- ------------------------ ----------------- -------------------- -------------

     The above unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.






























----------
1 Granted under Nonemployee Director Stock Option Plan. Options vest according to terms of plan.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report on Form 10-K.

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------

                                                1996            1997            1998         1999          2000
                                                ----            ----            ----         ----          ----
Statement of Operations Data:

Net Sales                                       $ 22,985       $ 20,293      $ 27,710      $ 32,687       $ 31,451
Cost of Sales                                     17,791         18,493        20,800        25,085         24,800
                                                --------       --------      --------      --------       --------
Gross Profit from Operations                       5,194          1,800         6,910         7,602          6,651

Selling and Administrative Expenses                4,739          5,035         5,470         6,273          5,878
Research and Development Expenses                     59             87           150           324            136
Unusual Charge                                                      980
                                                --------       --------      --------      --------       --------

Income (Loss) from Operations                        396         (4,302)        1,290         1,005            637
Other Income (Expense)                               174           (290)          (64)          (30)          (123)
                                                --------       --------      --------      --------       --------


Income (Loss) before Provision for
  Income Taxes, and Discontinued Operations          570         (4,592)        1,226           975            514

Provision (Benefit) for Income Taxes                 257         (1,650)          422           327             (8)
                                                --------       --------      --------      --------       --------
Income (Loss) before Discontinued
  Operations                                         313         (2,942)          804           648            522
Discontinued Operations-income (loss)
 from operations                                      50           (449)
Discontinued Operations-loss on disposal of
  Ag-Bag Europe, PLC (less income tax benefit of
   $24,500)                                                        (424)
                                                --------       --------      --------      --------       --------

Net Income (Loss)                               $    363       $ (3,815)     $    804      $    648       $    522
                                                ========       ========      ========      ========       ========


                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------

                                                1996            1997            1998         1999          2000
                                                ----            ----            ----         ----          ----
Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations                                  $   0.03        $   (.24)       $    .06     $    .05      $    .04
  Discontinued Operations                                           (.08)
                                                --------        --------        --------     --------      --------

                                                $   0.03        $   (.32)       $    .06     $    .05      $    .04
                                                ========        ========        ========     ========      ========
Diluted Earnings per Share:
  Income (Loss) before Discontinued
   Operations                                   $   0.03        $   (.24)       $    .06     $    .05      $    .04
  Discontinued Operations                                           (.08)
                                                --------        --------        --------     --------      --------
                                                $   0.03        $   (.32)       $    .06     $    .05      $    .04
                                                ========        ========        ========     ========      ========


Weighted Average Shares:
  Basic                                           12,096          12,056          12,062       12,062       12,062
                                                ========        ========        ========     ========      ========
  Diluted                                         12,096          12,056          12,062       12,062       12,062
                                                ========        ========        ========     ========      ========

Balance Sheet Data:
                                                                            December 31,
                                                1996            1997            1998         1999          2000
                                                ----            ----            ----         ----          ----

Working Capital                                 $  6,090        $  5,681        $  6,818     $  7,155      $ 7,387

Current Assets1                                    8,746           9,889           9,391        9,983       10,758

Total Assets1                                     16,903          15,190          13,820       14,575       15,727

Current Liabilities2                               2,656           4,208           2,573        2,827        3,371

Long-term Debt2                                    2,061           2,690           2,210        2,121        2,266

Total Stockholders' Equity3                       12,186           8,292           9,037        9,627       10,090













--------

1 Includes deferred taxes.
2 Includes loans from shareholders and deferred taxes.
3 Includes $696 of preferred stock.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                            Percentage of Total Revenue
                                            ---------------------------
                                              Year Ended December 31,
                                              -----------------------

                                  1996      1997      1998      1999      2000
                                  ----      ----      ----      ----      ----

Net Sales                          100%      100%      100%      100%      100%

Costs and Expenses:
  Cost of Sales                     77%       91%       75%       77%       79%
  Selling and Administration        21%       25%       20%       19%       19%
  Research and Development         ---       ---       ---         1%       --
  Unusual Charge                   ---         5%      ---       ---        --

Income (Loss) From Operations        2%      (21%)       5%        3%        2%
                                   ----      ----      ----      ----      ----


Years Ended December 31, 2000 and 1999
--------------------------------------

         For the year ended December 31, 2000, net sales decreased 3.78% to $31,451,150 compared to $32,686,832 for the year ended December 31, 1999. Sales for the year were down as a result of record low U.S. milk prices, despite supplemental grain feed costs remaining low, which helped farmers continue to have farm operating funds available. Additionally, competition in the silage bag and machine market has continued to increase as farmers look to the most economic bag or machine, not considering overall quality, customer service and recycling of the used plastic offered by the Company. Additionally, with the tightening of credit by financial institutions (especially in the U.S. farming sector) coupled with the rising interest rates of 2000, farmers have become cautions on purchases of farm machinery and equipment until there is clear upward movement in U.S. milk prices.

         Machine sales for the year were down 7.87% and bag sales were down 1.10% compared to 1999. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry. In addition to compost bag sales, the Company sold twelve composting systems during the year ended December 31, 2000 (generating approximately $1.2 million in revenue) compared to five systems sold for the year ended December 31, 1999 (generating approximately $380,000 in revenue).

         Although the Company sells its product primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates direct sales at between 32-37% of total sales. The Company expects its sales mix to begin to favor more direct sales in the future, especially if the Company decides to offer e-commerce as a method of ordering the Company's products. The Company is currently evaluating whether it will sell via e-commerce. The gross margin realized on the Company's direct sales are typically within 2-3 percent of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         International sales for the Company in 2000 were down in comparison to 1999 due to continued poor economic conditions in the Latin American/Mexico market. In 1999, the Company's German dealer began manufacturing mid-sized bagging machines in Germany under a license from the Company. Therefore, the Company no longer sells mid-sized machines directly to its German dealer. Instead, the Company receives a royalty fee for each mid-sized machine sold by its German dealer, which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's earnings from the joint venture are reported as other income and are accounted for using the equity method. Approximately $2.3 million in bag sales were distributed through the venture during 2000, an increase of 35%, compared to approximately $1.7 million in bag sales for 1999.

         Gross profit as a percentage of sales declined 2.11% for the year ended December 31, 2000 compared to the same period in 1999. The decline resulted from lower margins on bags in certain highly competitive, high volume geographic areas. The decline was also the result of lower overall margins on machinery as a result of machine competition (particularly in the larger-sized bagging machines) in certain areas of the U.S., coupled with the mix of machine models sold during the year. (See "Item 1. Business - Farm Equipment and Products.")

         Selling expenses for the year ended December 31, 2000 decreased 6.85% to $3,329,880 compared to $3,574,830 for the year ended December 31, 1999. The decrease for the year was the result of lower sales commissions and volume discounts due to lower sales for the year, partially offset by increased travel and advertising and promotional expenses.

         Administrative expenses for the year ended December 31, 2000 decreased 5.57% to $2,548,446 compared to $2,698,658 for the year ended December 31, 1999. The decrease for the year was the result of lower overall general and administrative operating overheads and professional fees related to ongoing litigation which were offset by increases in insurance expense, employee benefit costs and higher directors' fees.

         Research and development expenses for the year ended December 31, 2000 decreased 57.97% to $136,186 compared to $323,997 for the year ended December 31, 1999. The decrease for the year was the result of completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production. The Company continues its ongoing research related to new silage and compost machine development.

         Interest expense for the year ended December 31, 2000 increased 36.91% to $456,158 in comparison to $333,170 for the year ended December 31, 1999. The increase for the year was the result of the Company utilizing a larger portion of its credit facilities during seasonal production periods to meet seasonal inventory demands, coupled with higher interest rates and some extended term sales offered during the year to remain competitive.

         The Company's effective tax rate for the year ended December 31, 2000 was (1%). This was primarily due to the recognition of research and development credits. In 2000, the Company underwent a study with a consulting firm to determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. The Company completed the study and filed the necessary forms for its 1996 through 1999 tax years during the year 2000, generating net general business tax credit benefits of approximately $270,000. Excluding the benefit of the general business tax credits, the effective income tax rate would have been 34% for the year ended December 31, 2000.

         Net income for the year ended December 31, 2000 decreased 19.54% to $521,814 compared to $648,571 for the year ended December 31, 1999. The decline for the year was the result of lower sales caused by continued low U.S. milk prices, lower gross profit from increased competition and product mix of machinery models sold, and higher interest costs incurred, partially offset by lower selling, administrative, research and income tax expense.


Years Ended December 31, 1999 and 1998
--------------------------------------

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


Recent Accounting Pronouncements
--------------------------------

         Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of July 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company does not believe that adoption of SFAS 133 will have a material impact on its financial statement.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15,1998. The Company does not believe that adoption of FIN 44 will have a material impact on its financial statements.

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

Year 2000
---------

         The Company did not experience any computer system transitional problems as a result of the Year 2000 "bug". The year 2000 transitional issues had no material impact on the operations, cash flows or financial condition of the Company.

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

         Accounts receivable increased 56.81% at December 31, 2000 to $2,941,379 compared to $1,875,777 at December 31, 1999. The increase for the year was the result of collections slowing due to the tightening credit in the U.S. farm sector of the economy, coupled with the fact the Company offered some extended term sales during the fourth quarter to remain competitive. The Company has established adequate reserves ($247,690 at December 31, 2000 compared to $147,024 at December 31, 1999) against accounts receivable in the event that some accounts become uncollectable.

         Inventory increased 3.12% at December 31, 2000 to $7,392,557 compared to $7,168,740 at December 31, 1999. The increase in inventory resulted from continued production during the latter part of the third quarter to maintain production efficiencies on the Company's smaller bagging machines and to have inventory available for pre-season flooring and early order programs offered by the Company during the fourth quarter. However, with continued tightening credit within the U.S. economy during the fourth quarter, the Company did not move the quantity of inventory that it had anticipated. To counteract this, the Company delayed production for its 2001 season to reduce its current inventory levels, while fulfilling current demands.

         Intangible assets at December 31, 2000 decreased to $21,506 compared to $35,562 at December 31, 1999. The decrease was the result of normal amortization expense for the year.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable and inventory. As of December 31, 2000, $1,224,638 had been drawn under the credit line. On January 3, 2000, the Company obtained a $500,000 equipment acquisition line of credit for the purchase of new business equipment for the year 2000. The equipment line of credit is secured by a fixed asset blanket lien. As of December 31, 2000, $500,000 had been drawn under this equipment acquisition line of credit. Management believes that, funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2001.

         In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on January 13, 1999, that its Common Stock was delisted from quotation on the Nasdaq SmallCap Market for failure to meet the new listing requirements. The Company's Common Stock is now quoted on the OTC Bulletin Board. The removal from quotation on the Nasdaq SmallCap Market could have a material adverse effect on the Company's ability to raise additional equity capital in a public stock offering should that become necessary.

         In December of 1998,  the Company  announced  that it retained  Pacific
Crest Securities and Columbia Financial Advisors, Inc. as their investment banking representatives to explore strategic alternatives. As of December 31, 2000, this engagement was completely terminated.

Factors Affecting Forward-Looking Statements
--------------------------------------------

You should carefully consider the following factors regarding forward-looking statements and other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

o    We are dependent on the Dairy Industry

         More than 75% of our revenues come from the dairy industry.

o    A downturn in the dairy industry could cause a reduction in our revenues.

         Our sales are highly correlated with the price of milk products and revenues of the dairy industry. When dairy farmers make money, they buy our products. When dairy farmers are not making money, our sales decline.

o    Our revenues are seasonal and dependent on weather conditions.

         Our core business is dependent on weather conditions during the harvest seasons in North America and Europe. Adverse weather conditions affect farmers' crops and reduce demand for our products. Approximately 65%-72% of our revenue is generated in the second and third quarters.

o We may lose one or both of the two class action lawsuits pending against us.

         Two class action lawsuits, both alleging antitrust violations, have been filed against us and others. If our efforts to dismiss or favorably resolve the suits fail, we could incur additional and significant litigation costs and experience a drain on management and other resources. If the plaintiffs succeed in establishing liability and obtain a judgment for damages, the award could exceed our entire net worth.

o We may lose one or both of the two product warranty lawsuits pending against us.

         Two product warranty lawsuits, have been filed against us and others. If our efforts to dismiss or favorably resolve the suits fail, we could incur additional and significant litigation costs and experience a drain on management and other resources.

o    We may lose the alleged patent infringement lawsuit pending against us.

         An alleged patent infringement lawsuit has been filed against us. If our effort to dismiss or favorably resolve the suit fails, we could incur additional and significant litigation costs and experience a drain on management and other resources.

o    Our intellectual property protection may not be adequate.

         We have patents on our basic bagging machines and patents pending for additional machines, bags and systems for silage bagging, grain bagging and hay/straw bale bagging. We may not obtain these patents and our patents may not withstand litigation challenges. If our patents do not withstand litigation challenges, our rights in its bag and machine technology could be diminished or eliminated. Moreover, the issuance of patents covering any of our products may be insufficient to prevent competitors from duplicating our products. The patent laws of other countries may differ from those of the United States as to the patentability of our products and processes, and the degree of protection afforded by foreign patents may be different from that in the United States.

o    We rely on one principal supplier for our bags.

         We purchase nearly all of our bags from one supplier under a long-term requirements contract. Any disruption of the manufacturing process could affect that company's ability to supply our needs, and could adversely affect our sales.

o    Our pricing is dependent on the price of resin.

         The prices that we pay for bags, which account for approximately half of our annual sales, are fixed annually in advance and are tied directly to the price of resin. Resin prices have historically been subject to significant price volatility. Increases in the price of bags could adversely affect our profit margins if we are unable to pass along the price increase, and would likely affect our revenues if alternatives to our product become more attractive because of the price increases.

o Our stock is quoted on the OTC Bulletin Board, which may make the stock more difficult to sell.

         We no longer satisfy the criteria for continued quotation on The Nasdaq SmallCap Market. Our stock is, instead, quoted on the OTC Bulletin Board. As a result, our shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market price for our common stock may decline. Trading in our common stock is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

      The Company does not invest in market risk sensitive instruments.


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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.


                                    PART III
                                    --------

Items 10 and 11.  Directors and Executive Officers of the Registrant and
------------------------------------------------------------------------
Executive Compensation
----------------------

      A definitive proxy statement for the 2001 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 4, 2001 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.


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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:
                                                                                                   Page

         1.  Index to Financial Statements......................................................    26

             Independent Auditor's Report.......................................................   F-1

             Balance Sheets at December 31, 2000 and 1999.......................................   F-2

             Statements of Income and Comprehensive Income for the years ended
                 December 31, 2000, 1999 and 1998...............................................   F-4

             Statement of Shareholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998...............................................   F-5

             Statement of Cash Flows for the years ended December 31,
                 2000, 1999 and 1998............................................................   F-6

             Notes to Financial Statements......................................................   F-7

         2.  Financial statement schedules required to be filed by Item 8 and paragraph (d)
                 of this Item 14:

             Independent Auditor's Report on Supplemental Information...........................  F-20

             Schedule of Valuation and Qualifying Accounts......................................  F-21

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  The exhibits are listed in the index of exhibits...................................    27

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

Date: March 15, 2001        By:    /s/ Larry R. Inman
                                   -------------------------------------------
                                   Larry R. Inman, Chief Executive Officer
                                   and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 15, 2001        By:    /s/ Stanley W. Vinson
                                   -------------------------------------------
                                   Stanley W. Vinson, Chairman, Board of
                                   Directors, Director

Date: March 15, 2001        By:    /s/ Larry R. Inman
                                   -------------------------------------------
                                   Larry R. Inman, Chief Executive Officer,
                                   President and Director (Principal Executive
                                   Officer)

Date: March 15, 2001        By:    /s/ Michael R. Wallis
                                   -------------------------------------------
                                   Michael R. Wallis, Chief Financial
                                   Officer and Vice President, Finance
                                   (Principal Financial and Accounting Officer)

Date: March 15, 2001        By:    /s/ Lemuel E. Cunningham
                                   -------------------------------------------
                                   Lemuel E. Cunningham, Director

Date: March 15, 2001        By:    /s/ Michael W. Foster
                                   -------------------------------------------
                                   Michael W. Foster, Director

Date: March 15, 2001        By:    /s/ Michael B. Leahy
                                   -------------------------------------------
                                   Michael B. Leahy, Director

Date: March 15, 2001        By:    /s/ Arthur P. Schuette
                                   -------------------------------------------
                                   Arthur P. Schuette, Director

Date:  March 15, 2001       By:    /s/ Rolf E. Soderstrom
                                   -------------------------------------------
                                   Rolf E. Soderstrom, Director

Date: March 15, 2001        By:    /s/ Robert N. Thurston
                                   -------------------------------------------
                                   Robert N. Thurston, Director

                                TABLE OF CONTENTS



                                                                       Page

INDEPENDENT AUDITOR'S REPORT                                            F-1

FINANCIAL INFORMATION

     Balance Sheets                                                     F-2

     Statements of Income and Comprehensive Income                      F-4

     Statements of Shareholders' Equity                                 F-5

     Statements of Cash Flows                                           F-6

     Notes to Financial Statements                                      F-7

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Supplemental Information          F-20

     Valuation and Qualifying Accounts                                 F-21

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

3.2      Bylaws of the Company(2)

4.1      Form of Common Stock Certificate(1)

4.3      Warrant dated February 13, 1995, to Norwood Venture Corp.(2)

10.1     Employment Contract of Larry R. Inman(1)*

10.2 Form of Change of Control Agreement between the Company and each of its executive officers and key employees*

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

                          AG-BAG INTERNATIONAL LIMITED
                                 ---------------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                         (with supplemental information)
                                 ---------------

                     Years Ended December 31, 2000 and 1999

CONTENTS
--------------------------------------------------------------------------------

                                                                 Page
                                                                 ----

INDEPENDENT AUDITOR'S REPORT                                      F-1

FINANCIAL STATEMENTS

     Balance Sheets                                               F-2


     Statements of Income and Comprehensive Income                F-4


     Statements of Shareholders' Equity                           F-5

     Statements of Cash Flows                                     F-6

     Notes to the Financial Statements                            F-7

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Supplemental Information     F-20

     Valuation and Qualifying Accounts                            F-21

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642




INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited


We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.








/s/ Moss Adams LLP


Portland, Oregon
February 22, 2001

AG-BAG INTERNATIONAL LIMITED
BALANCE SHEETS
December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                    2000                1999
                                                                             ------------------  ------------------
CURRENT ASSETS
     Cash                                                                    $           23,894  $          511,910
     Accounts receivable, less allowance for doubtful
        accounts of $247,690 and $147,024 at 2000
        and 1999, respectively                                                        2,941,379           1,875,777
     Inventories                                                                      7,392,557           7,168,740
     Prepaid expenses and other current assets                                          191,738             305,289
     Deferred income taxes                                                              209,000             121,000
                                                                             ------------------  ------------------


         Total Current Assets                                                        10,758,568           9,982,716
                                                                             ------------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                    4,346,141           4,162,992
                                                                             ------------------  ------------------

OTHER ASSETS
     Deferred income taxes                                                               59,000                   -
     Intangible assets, net                                                              21,506              35,562
     Other assets                                                                       541,412             393,969
                                                                             ------------------  ------------------

         Total Other Assets                                                             621,918             429,531
                                                                             ------------------  ------------------

TOTAL                                                                        $       15,726,627  $       14,575,239
                                                                             ==================  ==================





                                                                                       AG-BAG INTERNATIONAL LIMITED
                                                                                                     BALANCE SHEETS
                                                                                         December 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    2000                1999
                                                                             ------------------  ------------------

CURRENT LIABILITIES
     Bank line of credit                                                     $        1,224,638  $                -
     Note payable to shareholder and related party                                            -               6,523
     Current portion of long-term debt and capital
        lease obligations                                                               341,221             378,568
     Accounts payable                                                                   605,828           1,133,994
     Accrued payroll and payroll taxes                                                  451,042             504,786
     Dealer deposits                                                                     49,100             199,169
     Warranty reserve                                                                   190,162             175,000
     Accrued expenses and other current liabilities                                     333,984             416,790
     Income taxes payable                                                               175,130              12,652
                                                                             ------------------  ------------------

         Total Current Liabilities                                                    3,371,105           2,827,482
                                                                             ------------------  ------------------

NONCURRENT LIABILITIES
     Long-term debt and capital lease obligations,
        less current portion                                                          2,265,928           2,113,817
     Deferred income taxes                                                                    -               7,000
                                                                             ------------------  ------------------

         Total Noncurrent Liabilities                                                 2,265,928           2,120,817
                                                                             ------------------  ------------------

         Total Liabilities                                                            5,637,033           4,948,299
                                                                             ------------------  ------------------


COMMITMENTS AND CONTINGENCIES (see note 13)


SHAREHOLDERS' EQUITY

     Preferred stock, $4 liquidation value per share, 8.5% cumulative dividend, non-voting, 5,000,000 shares authorized,

        174,000 shares issued and outstanding                                           696,000             696,000
     Common stock, $.01 par value, 25,000,000 shares

        authorized, 12,061,991 shares issued and outstanding                            120,619             120,619
     Additional paid-in capital                                                       9,210,211           9,210,211
     Retained earnings (deficit)                                                         62,764            (399,890)
                                                                             ------------------  ------------------


         Total shareholders' equity                                                  10,089,594           9,626,940
                                                                             ------------------  ------------------

TOTAL                                                                        $       15,726,627  $       14,575,239
                                                                              =================  ==================



            See independent auditor's report and accompanying notes.

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2000, 1999, and 1998
--------------------------------------------------------------------------------


                                                                      2000             1999              1998
                                                                ----------------  ---------------  ----------------
NET SALES                                                       $     31,451,150  $    32,686,832  $     27,710,514
COST OF SALES                                                         24,799,690       25,084,577        20,800,441
                                                                ----------------  ---------------  ----------------

     Gross profit from operations                                      6,651,460        7,602,255         6,910,073

OTHER OPERATING EXPENSES
     Selling expenses                                                  3,329,880        3,574,830         3,025,642
     Administrative expenses                                           2,548,446        2,698,658         2,444,060
     Research and development expenses                                   136,186          323,997           150,058
                                                                ----------------  ---------------  ----------------


     Income from operations                                              636,948        1,004,770         1,290,313

OTHER INCOME (EXPENSE)
     Interest income                                                      42,996            7,185            69,607
     Interest expense                                                   (456,158)        (333,170)         (437,803)
     Other                                                               290,028          296,786           304,282
                                                                ----------------  ---------------  ----------------

Income before income taxes                                               513,814          975,571         1,226,399

Provision (benefit) for income taxes                                      (8,000)         327,000           422,000
                                                                ----------------- ---------------  ----------------



NET INCOME AND COMPREHENSIVE INCOME                                      521,814          648,571           804,399
                                                                ================  ===============  ================


Basic and diluted net income per common share                   $           0.04  $          0.05  $           0.06
                                                                ================  ===============  ================

Basic and diluted weighted average common
   shares outstanding                                                 12,061,991       12,061,991        12,061,991
                                                                ================  ===============  ================

            See independent auditor's report and accompanying notes.

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2000,1999 and 1998
--------------------------------------------------------------------------------

                                Preferred Stock      Common Stock       Additional      Retained          Total
                              ------------------- --------------------    paid-in       earnings      shareholders'
                                Shares   Amount     Shares    Amount      capital       (deficit)        equity
                              --------- --------- ---------- ---------  ----------    ------------    ------------
Balance, December 31, 1997     174,000 $ 696,000  12,061,991 $ 120,619  $9,210,211    $(1,734,540)    $  8,292,290

Preferred stock dividends                                                                 (59,160)         (59,160)
Net Income                                                                                804,399          804,399
                              --------- --------- ---------- ---------  ----------    ------------    ------------

Balance, December 31, 1998     174,000   696,000  12,061,991   120,619   9,210,211       (989,301)
9,037,529

Preferred stock dividends                                                                 (59,160)         (59,160)
Net Income                                                                                648,571          648,571
                              --------- --------- ---------- ---------  ----------    ------------    ------------

Balance, December 31, 1999     174,000   696,000  12,061,991   120,619   9,210,211       (399,890)
9,626,940

Preferred stock dividends                                                                 (59,160)         (59,160)
Net Income                                                                                521,814          521,814
                              --------- --------- ---------- ---------  ----------    ------------    ------------

Balance, December 31, 2000     174,000 $ 696,000  12,061,991 $ 120,619  $9,210,211    $    62,764     $ 10,089,594
                              =========  ======== ========== =========  ==========    ============    ============




            See independent auditor's report and accompanying notes.

                                                   AG-BAG INTERNATIONAL LIMITED
                                                       STATEMENTS OF CASH FLOWS
                           For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                      2000             1999              1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $        521,814  $       648,571  $        804,399
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                                   612,845          565,322           580,639
         Inventory write-down and obsolescence                           256,000          346,500           135,000
         (Gain) loss on disposition of fixed assets                         (100)           3,239             1,269
         Deferred income taxes                                          (154,000)         221,000           422,000

     Change in assets and liabilities:

         Accounts receivable                                          (1,065,602)         458,135          (142,230)
         Inventories                                                    (452,248)      (1,798,281)         (361,187)
         Prepaid expenses and other current assets                       113,551          155,403         1,589,097
         Other assets                                                   (147,443)           5,456          (219,452)
         Accounts payable                                               (528,166)         302,072          (117,450)
         Accrued expenses and other current liabilities                 (271,457)         (24,265)          279,539
         Income taxes payable                                            162,478          (26,984)                -
                                                                ----------------  ---------------- ----------------


         Net cash provided by (used in) operating activities            (952,328)         856,168         2,971,624
                                                                ----------------- ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (330,208)        (484,267)         (299,662)
     Construction in progress                                           (482,199)         (78,682)                -
     Proceeds from disposition of fixed assets                             3,000            8,500            10,000
     Intangible assets                                                         -                -            15,545
                                                                ----------------  --------------   ----------------


         Net cash used in investing activities                          (809,407)        (554,449)         (274,117)
                                                                ----------------- ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                     11,749,880       22,902,233        27,341,354
     Principal payments on line of credit                            (10,525,242)     (22,902,233)      (29,058,617)
     Proceeds on issuance of debt                                        500,000          286,752            29,517
     Principal payments on debt                                         (385,236)        (361,443)         (573,978)
     Payment of shareholders' notes                                       (6,523)         (17,572)          (15,665)
     Dividends paid                                                      (59,160)         (59,160)          (59,160)
                                                                ----------------- ---------------- ----------------

     Net cash provided by (used in) financing activities               1,273,719         (151,423)       (2,336,549)
                                                                ----------------  ---------------- ----------------


NET (DECREASE) INCREASE IN CASH                                         (488,016)         150,296           360,958


CASH, beginning of year                                                  511,910          361,614               656
                                                                ----------------  ---------------  ----------------

CASH, end of year                                               $         23,894  $       511,910  $        361,614
                                                                 ===============  ===============  ================


            See independent auditor's report and accompanying notes.

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Ag-Bag International Limited (the Company) is a Delaware corporation. The Company's primary operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain and other products. The Company also manufactures machines and bags for composting. The Company's primary market is North America; however, it sells products worldwide.

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

The Company transferred $139,432, $71,236, and $185,863 in 2000, 1999, and 1998,
respectively, from rental equipment to inventory held for sale. In 2000, the Company transferred $111,863 from inventory held for sale to rental equipment.

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

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

INTANGIBLE ASSETS - Intangible assets consist of licenses and patents. The cost of the licenses and patents are amortized over the lesser of the terms of the related agreement or the estimated useful lives of the respective asset, ranging from three to twelve years.

STOCK OPTION PLAN - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has also adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

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

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2000, 1999, and 1998 were $532,573, $466,270, and $490,495, respectively.

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

NET INCOME PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). It simplifies the standards in APB No. 15 (Earnings per Share) for computing EPS by replacing primary EPS with basic EPS and altering the calculation of diluted EPS, which replaces fully diluted EPS.

Basic net income per share is calculated using the weighted average number of common shares outstanding during each year. Preferred stock dividends were considered in the computation. The calculation of diluted net income per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the Treasury stock method, is antidilutive.

SEGMENT INFORMATION - The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changed the way public companies reported information about operating segments. SFAS No. 131 is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company has fully implemented SFAS No. 131 and determined that it has no reportable segments.


DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents and accounts receivable approximated fair value as of December 31, 2000 and 1999 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of December 31, 2000 and 1999 based upon interest rates and terms available for the same or similar loans.

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

REVENUE RECOGNITION - Revenue on machine and bag sales is recognized at the time the product is shipped to the customer.

WARRANTY - At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                        December 31
                                             --------------------------------
                                                   2000             1999
                                             ---------------  ---------------

     Parts and subassembly                   $     2,462,987  $     2,451,510
     Work in process and raw materials             1,056,673        1,176,363
     Bags and machines                             3,872,897        3,540,867
                                             ---------------  ---------------

                                             $     7,392,557  $     7,168,740
                                             ===============  ===============

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:
                                                      December 31
                                        --------------------------------------
                                               2000                1999
                                        ------------------  ------------------

     License and patent costs           $          612,845  $          657,845

     Less accumulated amortization                 591,339             622,283
                                        ------------------  ------------------


                                        $           21,506  $           35,562
                                        ==================  ==================


During 2000 and 1999, a license became fully amortized. These intangible assets, along with the related accumulated amortization, were relieved from the Company's accounts. Amortization expense for the years ended December 31, 2000, 1999, and 1998, was $14,056, $19,392, and $22,815, respectively.



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

                                                                    December 31
                                                      --------------------------------------
                                                             2000                1999
                                                      ------------------  ------------------

     Land                                             $          160,826  $          160,826
     Buildings                                                 2,850,270           2,805,958
     Vehicles                                                    353,928             330,844
     Office furniture, fixtures and equipment                  1,847,346           1,837,303
     Plant equipment                                           3,224,736           2,901,077
     Rental equipment                                            364,483             407,561
     Leasehold improvements                                       70,014              70,014
                                                      ------------------  ------------------


                                                               8,871,603           8,513,583

     Construction in progress                                    482,199              78,682

     Less accumulated depreciation and amortization           (5,007,661)         (4,429,273)
                                                      ------------------  ------------------


                                                      $        4,346,141  $        4,162,992
                                                      ==================  ==================


Certain property, plant and equipment serve as collateral for short- and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 2000 and 1999, gross amount of equipment under lease was $144,287 and $281,039, respectively. Accumulated depreciation related to those capital leases was $105,785 and $83,440 at December 31, 2000 and 1999, respectively.


Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $598,789, $545,930, and $557,824, respectively.

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - LINE OF CREDIT

The Company has an operating line of credit (LOC) with a bank for up to $5,000,000 at December 31, 2000 and 1999. The line of credit is secured by accounts receivable, inventories, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/2% (10.0% at December 31, 2000 and 9.00% at December 31, 1999). As of December 31, 2000 and 1999,
$1,224,638 and $-0- were outstanding under the operating line of credit. The line of credit is subject to certain covenants.


NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:
                                                                                           December 31
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------  ------------------
Note payable in monthly installments of $2,638, plus interest at prime plus 1.75% (10.25% at December 31, 1999), through
June 2000, secured by building                                               $                -  $           14,091

Note payable in monthly installments of $2,436, including
interest at 8.32%, through 2005, secured by certain equipment, office furniture and fixtures and personal guarantees of
certain shareholders, subordinate to building loan and certain
equipment loans                                                                         111,058             131,232

Note payable, monthly payments of $6,724, including interest
at 9% through July 2017, secured by real property                                       689,200             705,832

Note payable in monthly installments of $4,650, including
interest at 6.7% through May 2017, secured by real property                             563,883             581,533

Note payable in monthly principal installments of $5,833, plus interest at prime plus .75% (10.25% at December 31, 2000 and
9.25% at December 31, 1999) through April 2003,
secured by fixed asset blanket                                                          163,333             233,333

Note payable in monthly installments of $8,333, plus interest
at 8.38% through January 2006, secured by certain equipment                             500,000                   -






AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS (continued)

Note payable with the City of Blair, Nebraska, with monthly
installments of $6,607, including interest at 3% through
September 2003, secured by Blair plant and equipment                                    280,855             350,571


Note payable in monthly installments of $3,105, including interest at 8.75% through December 2004, secured by certain equipment

                                                                                        125,083             150,000
                                                                             ------------------  ------------------
                                                                                      2,433,412           2,166,592

     Less:  Current portion                                                             274,321             229,467
                                                                             ------------------  ------------------
                                                                             $        2,159,091  $        1,937,125
                                                                             ==================  ==================

Future maturities of long-term debt and capital lease obligations are summarized as follows:


                                                  Long-term                  Capital lease obligations
                                                                ---------------------------------------------------
                                               debt excluding       Minimum           Amount
                                                capital lease        lease        representing
                                                 obligations        payments         interest          Principal
                                               ---------------  ----------------  ---------------  ----------------
Year ending December 31:        2001           $       274,321  $         79,325  $        12,425  $       66,900
                                2002                   291,074            73,192            6,098          67,094
                                2003                   295,424            40,728              985          39,743
                                2004                   244,030                 -                -               -
                                2005                   155,019                 -                -               -
                          Thereafter                 1,173,544                 -                -               -
                                               ---------------  ----------------  ---------------  ----------------

                                               $     2,433,412  $        193,245  $        19,508  $       173,737
                                               ===============  ================  ===============  ================

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER AND RELATED PARTY


The Company had a note payable to a shareholder of the Company. The note included interest at 10% and required monthly principal and interest payments of $1,600 through April 30, 2000. Interest expense related to shareholders and related parties amounted to $135, $1,628, and $3,336 in 2000, 1999, and 1998,
respectively.

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

The income tax expense (benefit) from operations consists of the following:

                                                                           Year ended December 31
                                                          ---------------------------------------------------------
                                                                2000                1999                1998
                                                          -----------------  ------------------  ------------------
     Current:
         Federal                                          $         226,000  $          369,000  $          487,000
         Net operating loss utilized                                      -            (263,000)           (487,000)
         General business credits utilized                          (82,000)                  -                   -
         State                                                       16,000              25,000              43,414
         Net operating loss utilized                                (14,000)            (25,000)            (43,414)
                                                          ------------------ ------------------- ------------------

                                                                    146,000             106,000                   -
                                                          -----------------  ------------------  ------------------

     Deferred:
         Federal                                                   (164,000)            196,000             442,220
         State                                                       10,000              25,000             (20,220)
                                                          -----------------  ------------------  ------------------

                                                                   (154,000)            221,000             422,000
                                                          ------------------ ------------------  ------------------

              Total income tax expense (benefit)          $          (8,000) $          327,000  $          422,000
                                                          ================== ==================  ==================

Deferred tax assets and liabilities consist of the following:
                                                                                           December 31
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------  ------------------
    State net operating loss carryforward                                    $          66,000   $          75,000
     General business credit carryforward                                               212,000              98,000
     Capital loss carryforward                                                          135,632             135,632
     Expenses not currently deductible                                                  112,000              71,000
                                                                             ------------------  ------------------

              Gross deferred tax asset                                                  525,632             379,632

     Valuation allowance                                                               (135,632)           (135,632)
                                                                             ------------------- -------------------

              Net deferred tax asset                                                    390,000             244,000

     Gross deferred tax liability, primarily

         due to differences in depreciation                                            (122,000)           (130,000)
                                                                             ------------------- -------------------


              Net deferred tax asset                                         $          268,000  $          114,000
                                                                             ==================  ==================

At December 31, 2000, the Company has research tax credit carryforwards for federal income tax purposes of approximately $212,000 which are available to offset future federal income. These credits can be carried forward through 2020. The Company has a gross capital loss carryforward of $886,431 available to offset future capital gains through 2002.

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES, continued

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                              2000         1999          1998
                                          -----------  -----------  -----------


     Statutory federal income tax rate         34%          34%           34%
     General business credit                 ( 35 )          -             -
     Nondeductible items                        1            2             1
     Other                                    ( 1 )        ( 2 )         ( 1 )
                                          -----------  -----------  -----------

     Effective tax rates                      (1%)          34%           34%
                                          ===========  ===========  ===========

The Company has undergone a study with a consulting firm to determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. The Company completed the study and filed the necessary forms for its 1996 through 1999 tax years during the year 2000 generating net tax credit benefits of approximately $270,000.


NOTE 9 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:

                                              Year ended December 31
                                    -------------------------------------------
                                      2000            1999            1998
                                    -------------  --------------  ------------

     Cash paid during year for:
         Interest                   $   456,158    $    333,170    $    437,803
         Income taxes               $    10,516    $    145,084    $        800


NOTE 10 - SHAREHOLDERS' EQUITY

PREFERRED STOCK - The Preferred Stock is redeemable solely at the option of the Company. The Company maintains life insurance on the owner of the Preferred Stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of Preferred Stock.

STOCK WARRANTS - In connection with offerings of common stock and notes payable, the Company has issued various warrants for the purchase of the Company's common stock. As of December 31, 2000, the following warrants with respective exercise price per share and date of expiration were outstanding and exercisable:

                                                Exercise
                                  Number        price per      Expiration
                Party            of shares        share           date
         ------------------    -------------  -------------  ---------------

             Note holder          137,500     $   .385        February 2001

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY, continued

STOCK AWARDS - The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. No awards were granted under the Plan for 2000, 1999, and 1998.

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

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000 and 1998, using the Black-Scholes pricing model as prescribed under SFAS 123. The following assumptions were made for grants in 2000 and 1998: risk-free interest rate of 6.1% and 5.5% respectively, expected life of seven years and three years respectively, and dividend rate of zero percent. For 2000 and 1998, the expected volatility over the expected lives of the grants was assumed to be 75% and 56% for 2000 and 1998 respectively. The weighted average fair value of the options granted was estimated to be $.29 in 2000 and $.41 in 1998.

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY, continued

If the Company had accounted for the value of the options granted during 2000, 1999, and 1998, in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                    2000       1999       1998
                                 ---------  ---------  ---------

     Net income :
         As reported             $ 521,814  $ 648,571  $ 804,399
         Pro forma               $ 510,023  $ 618,739  $ 796,534

     Net income  per share:
         As reported                   .04        .05        .06
         Pro forma                     .04        .05        .06

The resulting pro forma compensation costs may not be representative of that expected in future years.

Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 2000, are summarized as follows:

                                                The Incentive Plan               The Director Plan
                                             ---------------------            --------------------
                                                                Weighted                         Weighted
                                                                Average                          Average
                                                                Exercise                         Exercise        Combined
                                                  Shares         Price             Shares         Price           Shares

                                             ------------------------------   ------------------------------  ---------------


Options outstanding at December 31, 1997            86,788     $    0.97             300,000    $    1.06           386,788
Options granted                                          -     $       -              50,000    $    0.56            50,000
                                             -----------------                -----------------               ---------------
Options outstanding at December 31, 1998            86,788     $    0.97             350,000    $    0.99           436,788
Options expired                                    (10,000)    $    0.69                   -    $       -           (10,000)
                                             -----------------                -----------------               ---------------
Options outstanding at December 31, 1999            76,788     $    1.01             350,000    $    0.99           426,788

Options granted                                          -     $      -               50,000    $    0.39            50,000
Options expired                                     (6,788)    $    1.03                   -    $       -            (6,788)
                                             -----------------                -----------------               ---------------
Options outstanding at December 31, 2000            70,000     $    1.00            400,000     $    0.91           470,000
                                             =================                =================               ===============

Options exercisable at December 31, 1998            76,788     $    0.96            240,000     $    1.06           316,788
                                             =================                =================               ===============

Options exercisable at December 31, 1999            76,788     $    1.01            320,000     $    1.03           396,788
                                             =================                =================               ===============

Options exercisable at December 31, 2000            70,000     $    1.00            390,000     $    0.92           460,000
                                             =================                =================               ===============

                                                    AG-BAG INTERNATIONAL LIMITED
                                               NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY, continued


At December 31, 2000, the Company had outstanding options for the purchase of 470,000 shares of common stock with a weighted average remaining contractual life of six years and an exercise price range of $.39-1.06.


NOTE 11 - FOREIGN SALES ACTIVITY

Export sales from the Company's United States operations are as follows:

                                        Year ended December 31
                               ------------------------------------------
                                    2000         1999           1998
                               ------------  -------------  -------------

     Latin America/Mexico      $    194,947  $     259,825  $     478,000
     Canada                       1,280,096      1,888,781      2,030,000

*    Germany (see Note 12)          441,188        495,049      1,113,000
     Other                          109,272        161,689        285,000
                               ------------  -------------  -------------


                               $  2,025,503  $   2,805,344  $   3,906,000
                               ============  =============  =============

* Beginning in 1999, the Company started manufacturing its mid-sized bagging machinery directly in Germany.


NOTE 12 - GERMAN VENTURE

On February 27, 1997, the Company entered into a Joint Venture Agreement with Budissa Agroservice Gesellschaft and formed BAW (Budissa Agrodienstleistungen und Warenhandels). The Company has a 50% interest in the Venture and is accounted for under the equity method. BAW folds and distributes silage bags throughout Europe.


                                                     2000             1999
                                                     ----             ----
         Investment, beginning of year

            (included in other assets)         $    76,738      $    25,544


         Share of income for the year

             (included in other income)             65,000           24,239
         Capital investment                             -            26,955
                                               -----------      -----------

         Investment, end of year (included
             in other assets)                  $   141,738      $    76,738
                                               ===========      ===========


On February 27, 1997, BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are paid based upon the poundage folded by BAW. In 2000, 1999, and 1998 income from this agreement was $112,000, $110,000 and $92,000 respectively.

On December 18, 2000, Ag-Bag International entered into an agreement with Dresdner Bank to guarantee up to 1,000,000DM ($483,091 US) as security for an additional cash credit facility of BAW. There was -0-DM outstanding under this additional cash credit facility at December 31, 2000 guaranteed by the Company.

AG-BAG INTERNATIONAL LIMITED
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Commitments- The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross (Supplier) pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement.


The Company considers its relationship with Supplier to be good. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls.



Contingencies- The Company is involved in litigation matters which are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the year ended December 31, 2000.


NOTE 14 - NON CASH INVESTING AND FINANCING ACTIVITIES

During 1998, the Company issued a new note payable in the amount of $350,000, the proceeds of which were used to pay-off existing long-term debt.


NOTE 15 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash and receivables. The Company's cash balances are with federally insured banks and periodically exceed insured limits.


NOTE 16 - PROFIT SHARING PLAN

The Company has a qualified profit sharing plan covering all full-time personnel with at least one year of continuous service. Contributions to the plan are at the discretion of the Company's management. The contribution to the profit sharing plan was $119,930, $98,708, and $84,055 for the years ended December 31, 2000, 1999, and 1998.

--------------------------------------------------------------------------------

                            SUPPLEMENTAL INFORMATION

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642





INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION



To the Board of Directors and Shareholders
Ag-Bag International Limited


Under date of February  22,  2001,  we reported on the balance  sheets of Ag-Bag
International Limited as of December 31, 2000 and 1999, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998 as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.


In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Moss Adams LLP



Portland, Oregon
February 22, 2001

AG-BAG INTERNATIONAL LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2000, 1999, and 1998


               Column A                Column B       Column C     Column D      Column E
---------------------------------      ----------    ----------  ------------  -----------
                                       Balance at    Charged to   Write-offs,    Balance
                                       beginning     costs and      net of        at end
              Description              of period     expenses     recoveries     of period
---------------------------------      ----------    ----------   -----------  -----------
Year ended December 31:

2000:
Allowance for doubtful accounts        $147,024      $175,000       ($74,334)     $247,690
Warranty reserve                       $175,000      $319,541      ($304,379)     $190,162
Inventory valuation reserve            $487,591      $256,000       ($24,640)     $718,951

1999:
Allowance for doubtful accounts        $327,510      $175,000      ($355,486)     $147,024
Warranty reserve                       $140,000      $368,410      ($333,410)     $175,000
Inventory valuation reserve            $246,735      $346,500      ($105,644)     $487,591

1998:
Allowance for doubtful accounts        $200,000      $170,000       ($42,490)      $327,510
Warranty reserve                       $125,000      $263,849      ($248,849)     $140,000
Inventory valuation reserve            $125,000      $135,000       ($13,265)      $246,735
