Form 10-Q
period 2001-03-31
AG BAG INTERNATIONAL LTD
filed 2001-05-07
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          March 31, 2001


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

Common Stock, $.01 par value per share - 12,061,991 shares outstanding as of April 24, 2001

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                       March 31         December 31
                                     (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $    34,905  $   156,274  $    23,894
 Accounts receivable            3,810,643    4,373,010    2,941,379
 Inventories                    6,522,689    8,419,410    7,392,557
 Other current assets             282,769      447,711      191,738
 Deferred income tax              189,000      121,000      209,000
 Income taxes recoverable         182,056        5,348         -
                               ----------   ----------   ----------


    Total current assets       11,022,062   13,522,753   10,758,568

 Deferred income tax               81,000         -          59,000
 Intangible assets, less
  accumulated amortization         19,806       30,922       21,506
 Property, plant and equipment
  less accumulated depreciation 4,680,983    4,208,490    4,346,141
 Other assets                     498,905      428,541      541,412
                                ---------   ----------   ----------

Total assets                  $16,302,756  $18,190,706  $15,726,627
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31         December 31
                                      (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 1,196,046  $ 2,640,279  $ 1,224,638
 Current portion of long term
  debt and capital lease
  obligations                     341,221      345,579      341,221
 Current portion of notes
  payable to shareholders'           -           1,844         -
 Accounts payable               1,373,124    2,048,634      605,828
 Accrued expenses and other
  current liabilities           1,508,550    1,370,926    1,024,288
 Income tax payable                  -            -         175,130
                               -----------  -----------  -----------

   Total current liabilities    4,418,941    6,407,262    3,371,105

 Long term debt and capital
  lease obligation, less
  current portion               2,176,420    2,197,151    2,265,928
 Deferred income taxes               -           7,000         -
                                ---------    ----------   ----------
   Total liabilities            6,595,361    8,611,413    5,637,033
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Retained earnings(deficit)      (319,435)    (447,537)      62,764
                                ---------    ---------   ----------
   Total shareholders' equity   9,707,395    9,579,293   10,089,594
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $16,302,756  $18,190,706  $15,726,627
                               ==========   ==========   ==========







          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                    Preferred Stock        Common Stock       Paid-In      Retained
                                    Shares    Amount     Shares     Amount    Capital      Earnings        Total
                                    ------    ------     ------     ------    -------      --------       -------

Balance December 31, 2000          174,000  $696,000  12,061,991  $120,619  $9,210,211  $    62,764   $10,089,594

Preferred stock dividends                                                                   (14,790)      (14,790)
Net loss                                                                                   (367,409)     (367,409)
                                   -------   -------  ----------   -------   ---------    ---------    ----------
Balance March 31, 2001             174,000   696,000  12,061,991   120,619   9,210,211    ( 319,435)    9,707,395
                                   =======   =======  ==========   =======   =========    ==========   ==========










































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months
                                                           Ended March 31
                                                            (Unaudited)
                                                       ----------------------
                                                         2001         2000
                                                         ----         ----

Net sales                                            $ 4,149,208  $ 6,691,777
Cost of sales                                          3,376,880    5,268,860
                                                       ---------    ---------
Gross profit from operations                             772,328    1,422,917

Selling expenses                                         730,743      807,557
Administrative expenses                                  575,258      608,677
Research and development expenses                         20,298       62,151
                                                       ---------    ---------
Loss from operations                                    (553,971)    ( 55,468)

Other income (expense):
  Interest income                                          6,436        5,092
  Interest expense                                      ( 65,465)    ( 62,615)
  Miscellaneous                                           35,591       62,134
                                                       ---------    ---------
Loss before provision for
 income taxes                                           (577,409)    ( 50,857)

Benefit for income taxes                                 210,000       18,000
                                                       ---------    ---------

Net loss and comprehensive loss                      $  (367,409) $  ( 32,857)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $      (.03) $       .00
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,061,991   12,061,991
                                                      ==========   ==========













                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                          Three Months Ended March 31
                                                 (Unaudited)
                                          ---------------------------
                                               2001         2000
Cash flows from operating activities:
 Net loss                                   $(367,409) $  ( 32,857)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization              155,085      152,263
   Gain on disposition of fixed assets           -            (100)
   Inventory obsolescence reserves           (144,129)        -
   Deferred income taxes                       (2,000)        -
Changes in assets and liabilities:
    Accounts receivable                      (869,264)  (2,497,233)
    Inventories                               848,909   (1,250,670)
    Other current assets                     ( 91,031)    (142,422)
    Accounts payable                          767,296      914,640
    Accrued expenses and other current
     liabilities                              484,262       75,181
    Other assets                               42,507      (34,572)
   Income tax payable                        (357,186)     (18,000)
                                            ---------   ----------
Net cash provided by(used in)
   operating activities                       467,040   (2,833,770)
                                            ---------   ----------

Cash flows from investing activities:
 Capital expenditures                        (200,325)    (196,021)
 Construction in progress                    (122,814)        -
 Proceeds from disposition of fixed assets       -           3,000
                                            ---------     --------
Net cash used in investing activities        (323,139)    (193,021)
                                            ---------     --------

Cash flows from financing activities:
 Net proceeds from(payments on) line
   of credit                                  (28,592)   2,640,279
 Principal payments on debt                   (89,508)    (105,655)
 Proceeds from issuance of debt                  -         156,000
 Payment of shareholders' notes                  -          (4,679)
 Payment of preferred dividends               (14,790)     (14,790)
                                            ---------    ---------
Net cash provided by(used in)
   financing activities                      (132,890)   2,671,155
                                            ---------    ---------

Net increase/(decrease) in cash                11,011     (355,636)

Cash and cash equivalents at beginning
 of period                                     23,894      511,910
                                            ---------   ----------

Cash and cash equivalents at end of period  $  34,905   $  156,274
                                            =========   ==========



                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                  (Unaudited)

Note  1 -  Description  of  Business  and  Summary  of  Significant
Accounting Policies
--------------------------------------------------------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. The condensed balance sheet, statements of operations, shareholders' equity and cash flows for the period ended March 31, 2001, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Inventories
-----------

Inventories consist of the following:

                                 March 31              December 31
                                (Unaudited)
                            2001           2000           2000
                         ----------     ----------     ----------
Finished goods           $5,486,777     $7,003,652     $6,335,884
Work in process          $  934,071     $1,135,820     $  994,535
Raw materials            $  101,841     $  279,938     $   62,138
Total                    $6,522,689     $8,419,410     $7,392,557

Statement of Cash Flows
-----------------------

The Company transferred $165,088 from inventory held for sale to rental equipment during 2001.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations
---------------------

     Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2001, compared to the results of operations for the three-month period ended March 31, 2000, and to changes in the Company's financial condition from December 31, 2000 to March 31, 2001.

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This may require the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall.

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

     Sales for the quarter ended March 31, 2001 decreased 38.00% to $4,149,208 compared to $6,691,777 for the quarter ended March 31, 2000. Sales for the quarter were down as a result of continued low milk prices even though supplemental grain feed costs remained low, which tends to improve availability of farm operating funds. Additionally, intense competition in the silage bag and machine market continued, as farmers look to the most economic bag or machine, not considering overall quality, customer service and recycling of the used plastic offered by the Company. The continued tightening of credit by financial institutions, especially in the U.S. farming sector, in spite of the recent decline in interest rates, caused farmers to remain cautions on purchases of farm machinery and equipment and we expect this trend to continue until there is sustained upward movement in U.S. milk prices and an easing in availability of credit.

     Machine sale revenue for the first quarter of 2001 decreased 27% and bag sale revenue decreased 57% compared to the first quarter of 2000. Bag sales for the quarter were off due largely to the late winter weather in several key dairy states of the U.S. and U.S. farmers are delaying their bag purchases until closer to the bagging season. Machine sales are directly tied to farmers' income and ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. In addition to compost bag sales, the Company sold three composting systems during the quarter ended March 31, 2001 (generating approximately $320,000 in revenue) compared to two systems sold for the quarter ended March 31, 2000 (generating approximately $265,000 in revenue).

     Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates direct sales at between 32-37% of total sales. The Company expects its sales mix to begin to favor more direct sales in the future, especially if the Company decides to offer e-commerce as a method of ordering the Company's products. The Company is currently evaluating whether it will sell via e-commerce. The gross margin realized on the Company's direct sales are typically within 2-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

     Gross profit as a percentage of sales declined 2.65% for the quarter ended March 31, 2001 compared to the same period in 2000. The decline resulted primarily from lower sales volumes to cover fixed operating overheads, coupled with lower margins on bags in certain highly competitive, high volume geographic areas. Additional factors included lower overall margins on machinery as a result of machine price competition, particularly in the larger-sized bagging machines, in certain areas of the U.S., coupled with the mix of machine models sold during the quarter.

     Selling expenses for the quarter ended March 31, 2001 decreased 9.51% to $730,743 compared to $807,557 for the quarter ended March 31, 2000. The decrease for the quarter was the result of lower sales commissions and volume discounts due to lower sales for the quarter, partially offset by increased advertising and promotional expenses.

     Administrative expenses for the quarter ended March 31, 2001 decreased 5.49% to $575,258 compared to $608,677 for the period ended March 31, 2000. The decrease for the quarter was the result of lower overall general and administrative operating overheads and professional fees related to ongoing litigation, partially offset by increases in insurance expense and employee benefit costs.

     Research and development expenses for the quarter ended March 31, 2001 decreased 67.34% to $20,298 compared to $62,151 for the quarter ended March 31, 2000. The decrease for the quarter resulted from the completion of research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production. The Company continues its ongoing research related to new silage and compost machine development.

     Interest expense for the quarter ended March 31, 2001 increased 4.55% to $65,465 compared to $62,615 for the period ended March 31, 2000. This increase resulted from the Company utilizing a larger portion of its credit facilities during the first part of the quarter due to a buildup of seasonal inventory carried over from the year 2000, and seasonal extended term sales offered during the quarter.

     Net loss for the quarter ended March 31, 2001 was $367,409 compared to $32,857 for the period ended March 31, 2000. The increased net loss resulted from decreased sales, lower gross profit due to competition and product mix sold during the quarter, and higher interest costs, partially offset by decreased selling, administrative and research expenses.

Liquidity  and Capital  Resources
---------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bag inventory during the spring and early summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands through the spring and early summer.

     The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

     Accounts receivable decreased 12.86% at March 31, 2001 to $3,810,643 compared to $4,373,010 at March 31, 2000. The decrease in accounts receivable was the result of lower sales for the quarter, coupled with increased collections of accounts receivable during the quarter resulting from customers taking advantage of pre-season and third party financing programs offered by the Company.

     Inventory decreased 22.53% at March 31, 2001 to $6,522,689 compared to $8,419,410 at March 31, 2000. The decrease in inventory resulted from delay in the Company's production for the spring 2001 season due to inventory carried forward from the year 2000 and from the Company's efforts to streamline its inventory.

Other current assets  decreased
36.84% at March 31, 2001 to $282,769 compared to $447,711 at March 31, 2000. The decrease  was the result of lower  deposits  and  prepaid  expenses.

     Intangible assets at March 31, 2001 decreased 35.95% to $19,806 compared to $30,922 at March 31, 2000. The decrease was the result of normal amortization expense. The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket, and general intangibles. As of March 31, 2001, $1,196,046 had been drawn under the credit line. Management believes that, funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2001.

     Accounts payable decreased 32.97% at March 31, 2001 to $1,373,124 compared to $2,048,634 at March 31, 2000. The decrease for the quarter resulted from delay in the Company's 2001 inventory production.

Forward-Looking  Statements
---------------------------

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2000.

     Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: trends in U.S. milk prices and availability of credit; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production, the availability of trade credit and working capital; and the Company's dependence on the dairy industry.

     The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; adverse weather conditions; disruption of the manufacturing process of our sole bag manufacturer; and increases in the price of bags.

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR 97201-6642

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Shareholders Ag-Bag International Limited

We have reviewed the accompanying condensed balance sheet of Ag-Bag International Limited as of March 31, 2001, the related condensed statements of operations, shareholders' equity, and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Ag-Bag International limited as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.


Portland, Oregon
April 30, 2001

PART II - OTHER  INFORMATION

Item 3.  Quantitative and Qualitative  Disclosures  about Market Risk.

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

     The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1/2% and one long-term debt instrument is based on the prime rate plus .75%.


Item 6.  Exhibits  and Reports on Form 8-K.

     (a)  Exhibits.

     See Exhibit Index.

     (b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

 SIGNATURES

Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AG-BAG  INTERNATIONAL LIMITED,
                                        a Delaware  corporation
                                             (Registrant)


Date: May 7, 2001                       By: /s/ Michael R. Wallis
                                            --------------------------
                                            Michael R. Wallis
                                            Chief Financial Officer and
                                              Vice President of Finance

 Exhibit Index

Exhibit
-------
Number    Description of Exhibit

3.1       Restated Certificate of Incorporation(1)
3.2       Bylaws of the Company(1)


______________

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.