Form 10-Q
period 2001-06-30
AG BAG INTERNATIONAL LTD
filed 2001-08-01
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          June 30, 2001


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

Common Stock, $.01 par value per share - 11,956,991 shares outstanding as of July 13, 2001

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                       June 30          December 31
                                     (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $   206,295  $   191,712  $    23,894
 Accounts receivable            4,851,165    4,807,149    2,941,379
 Inventories                    7,673,321    9,566,416    7,392,557
 Other current assets             433,837      338,899      191,738
 Deferred income taxes            158,000      320,608      209,000
                               ----------   ----------   ----------


    Total current assets       13,322,618   15,224,784   10,758,568

 Deferred income taxes             89,000         -          59,000
 Intangible assets, less
  accumulated amortization         18,174       26,345       21,506
 Property, plant and equipment
  less accumulated depreciation 4,562,992    4,115,924    4,346,141
 Other assets                     545,100      525,624      541,412
                                ---------   ----------   ----------

Total assets                  $18,537,884  $19,892,677  $15,726,627
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                       June 30          December 31
                                     (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 2,622,241  $ 3,397,242  $ 1,224,638
 Current portion of long term
  debt and capital lease
  obligations                     341,210      356,391      341,221
 Accounts payable               2,343,767    2,508,078      605,828
 Accrued expenses and other
  current liabilities             974,952      997,681    1,024,288
 Income tax payable                57,144      281,652      175,130
                               -----------  -----------  -----------

   Total current liabilities    6,339,314    7,541,044    3,371,105

 Long term debt and capital
  lease obligation, less
  current portion               2,076,868    2,169,430    2,265,928
 Deferred income taxes               -          21,000         -
                                ---------    ----------   ----------
   Total liabilities            8,416,182    9,731,474    5,637,033
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Treasury stock                   (31,500)       -            -
 Retained earnings                126,372      134,373       62,764
                                ---------    ---------   ----------
   Total shareholders' equity  10,121,702   10,161,203   10,089,594
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $18,537,884  $19,892,677  $15,726,627
                               ==========   ==========   ==========







          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                            Preferred Stock        Common Stock        Treasury Stock       Paid-In     Retained
                            Shares    Amount     Shares     Amount   Shares      Amount     Capital     Earnings      Total
                           -------  --------  ----------  --------  -------    ---------   ----------   --------   ------------
Balance December 31, 2000  174,000  $696,000  12,061,991  $120,619        -     $  -       $9,210,211   $ 62,764    $10,089,594

Preferred stock dividends                                                                     (14,790)   (14,790)
Net loss                                                                                     (367,409)  (367,409)
                           -------  --------  ----------  --------  -------    ---------   ----------   --------   ------------
Balance March 31, 2001     174,000   696,000  12,061,991   120,619                          9,210,211   (319,435)     9,707,395


Common stock repurchased                                            105,000    ($31,500)     (31,500)
Preferred stock dividends                                                                                (14,790)       (14,790)
Net income                                                                                               460,597        460,597
                           -------  --------  ----------  --------  -------    ---------   ----------   --------   ------------
Balance June 30, 2001      174,000  $696,000  12,061,991  $120,619  105,000    ($31,500)   $9,210,211   $126,372    $10,121,702
                           =======  ========  ==========  ========  =======    =========   ==========   ========   ============




































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF INCOME

                                                            Three Months
                                                            Ended June 30
                                                            (Unaudited)
                                                      -----------------------
                                                         2001         2000
                                                         ----         ----

Net sales                                            $10,159,090  $ 9,642,887
Cost of sales                                          7,780,057    7,351,168
                                                       ---------    ---------
Gross profit from operations                           2,379,033    2,291,719

Selling expenses                                         861,194      852,350
Administrative expenses                                  751,656      618,984
Research and development expenses                        100,775       21,356
                                                       ---------    ---------
Income from operations                                   665,408      799,029

Other income(expense):
  Interest income                                             53        7,899
  Interest expense                                      (100,136)    (147,581)
  Miscellaneous                                          158,272       69,353
                                                       ---------    ---------
Income before provision for
 income taxes                                            723,597      728,700

Provision for income taxes                               263,000      132,000
                                                       ---------    ---------

Net income and comprehensive income                  $   460,597  $   596,700
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .04  $       .05
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,038,754   12,061,991
                                                      ==========   ==========















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF INCOME

                                                            Six Months
                                                           Ended June 30
                                                           (Unaudited)
                                                      -----------------------
                                                         2001         2000
                                                         ----         ----

Net sales                                            $14,308,298  $16,334,664
Cost of sales                                         11,156,937   12,620,028
                                                      ----------   ----------
Gross profit from operations                           3,151,361    3,714,636

Selling expenses                                       1,591,937    1,659,907
Administrative expenses                                1,326,914    1,227,661
Research and development expenses                        121,073       83,507
                                                      ----------   ----------
Income from operations                                   111,437      743,561

Other income(expense):
  Interest income                                          6,489       12,990
  Interest expense                                      (165,601)    (210,196)
  Miscellaneous                                          193,863      131,488
                                                      ----------   ----------
Income before provision for
 income taxes                                            146,188      677,843

Provision for income taxes                                53,000      114,000
                                                      ----------   ----------

Net income and comprehensive income                  $    93,188  $   563,843
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .01  $       .05
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,055,361   12,061,991
                                                      ==========   ==========












                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                                             Six Months Ended June 30
                                                   (Unaudited)
                                                   ----------
                                                2001         2000
                                                ----         ----
Cash flows from operating activities:
 Net income                               $    93,188  $   563,843
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              339,852      306,669
   (Gain)/loss on disposition
            of fixed assets                     6,981         (100)
   Inventory obsolescence reserves           (116,630)      92,500
   Deferred income taxes                       21,000     (155,000)
Changes in assets and liabilities:
    Accounts receivable                    (1,909,786)  (2,931,372)
    Inventories                              (366,041)  (2,490,176)
    Other current assets                     (242,099)    ( 64,218)
    Other assets                              ( 3,688)    (131,655)
    Accounts payable                        1,737,939    1,374,084
    Accrued expenses and other current
     liabilities                              (49,336)    (298,064)
    Income tax payable                       (117,986)     269,000
                                            ----------  -----------
Net cash used in operating activities        (606,606)  (3,464,489)
                                            ----------  ----------

Cash flows from investing activities:
 Capital expenditures                        (358,445)    (253,284)
 Proceeds from disposition of fixed assets       -           3,000
                                             --------     --------
Net cash used in investing activities        (358,445)    (250,284)
                                             --------     --------

Cash flows from financing activities:
 Net proceeds from line of credit           1,397,603    3,397,242
 Principal payments on debt                  (189,071)    (197,664)
 Proceeds from issuance of debt                  -         231,100
 Purchase of common stock                     (31,500)        -
 Payment of shareholders' notes                  -          (6,523)
 Payment of preferred dividends               (29,580)     (29,580)
                                            ---------    ---------
Net cash provided by financing activities   1,147,452    3,394,575
                                            ---------    ---------

Net increase /(decrease) in cash              182,401     (320,198)

Cash and cash equivalents at beginning
 of period                                     23,894      511,910
                                               ------      -------

Cash and cash equivalents at end of period $  206,295  $   191,712
                                            =========   ==========



                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. The condensed balance sheet, statements of income, shareholders' equity and cash flows for the period ended June 30, 2001, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Inventories
-----------

Inventories consist of the following:

                                        June 30          December 31
                                      (Unaudited)
                                   2001        2000          2000
                                ----------   ----------   ----------
         Finished goods         $6,338,071   $7,724,181   $6,335,884
         Work in process        $  975,481   $1,413,411   $  994,535
         Raw materials          $  359,769   $  428,824   $   62,138
                                ----------   ----------   ----------
                       Total    $7,673,321   $9,566,416   $7,392,557
                                ==========   ==========   ==========


Statement of Cash Flows
-----------------------

The Company transferred $350,238 from inventory held for sale to rental equipment during 2001 and transferred $148,331 from rental equipment to inventory held for sale during 2001.

Provision for Income Taxes
--------------------------

The Company's effective income tax rates of 18.2% for the second quarter of 2000 and 16.8% for the six months ended June 30, 2000 are less than statutory tax rates due to the recognition of $170,000 for research and development credits during the second quarter of 2000.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations
---------------------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 2001, compared to the results of operations for the three-month period ended June 30, 2000, and to the results of operations for the six-month period ended June 30, 2001, compared to the results of operations for the six-month period ended June 30, 2000 and to changes in the Company's financial condition from December 31, 2000 to June 30, 2001.

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This may require the Company to carry significant amounts of inventory to meet its customers' rapid delivery requirements. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall.

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


         Sales for the quarter ended June 30, 2001 increased 5.35% to $10,159,090 compared to $9,642,887 for the quarter ended June 30, 2000. Sales for the six-month period ended June 30, 2001 decreased 12.40% to $14,308,298 compared to $16,334,664 for the six-month period ended June 30, 2000.

         Sales for the quarter ended June 30, 2001 were up as a result of improving milk prices and optimism that for the balance of the year milk prices will remain above last years record low levels. During the quarter we began to see some easing of credit by financial institutions for the farming sector that, coupled with the recent interest rate cuts, allowed farmers to resume capital expenditures and purchase farm equipment. The Company continues to experience intense competition in the silage bag and machine market, as farmers look to the most economical bag or machine, without considering overall quality, customer service and recycling of the used plastic offered by the Company.

         Sales for the six-months ended June 30, 2001 were down as a result of continued low milk prices during the first quarter, even though supplemental grain feed costs also remained low, which tends to improve the availability of farm operating funds. Additionally, intense competition in the silage bag and machine market continued. In spite of declining interest rates in the first quarter, there was continued tightening of credit by financial institutions, especially in the U.S. farming sector, that caused farmers to remain cautions on purchases of farm machinery and equipment.

         Machine sale revenue for the quarter ended June 30, 2001 increased 12% and bag sale revenue decreased 6% compared to the same quarter of 2000. Machine sale revenue for the six-months ended June 30, 2001 decreased 6% and bag sale revenue decreased 23% compared to the same six-months of 2000. Bag sales for the quarter and six-month period were off due largely to the late winter weather in several key dairy states where farmers delayed their bag purchases until closer to the bagging season. Machine sales are directly tied to farmers' income and ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines in the marketplace. However, the correlation between the Company's bag sales and machine sales is not perfect, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. In addition to compost bag sales, the Company sold three composting systems during the quarter ended June 30, 2001 (generating approximately $480,000 in revenue) compared to two systems sold for the quarter ended June 30, 2000 (generating approximately $265,000 in revenue). For the six-month period ended June 30, 2001, the Company sold six composting systems in addition to compost bag sales (generating approximately $800,000 in revenue) compared to six systems sold for the six-month period ended June 30, 2000 (generating approximately $530,000 in revenue).

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates direct sales at between 32-37% of total sales. The Company expects its sales mix to begin to favor more direct sales in the future, especially if the Company decides to offer e-commerce as a method for ordering the Company's products. The Company is currently evaluating whether it will sell via e-commerce. The gross margin realized on the Company's direct sales are typically within 2-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         Gross profit as a percentage of sales was flat for the quarter ended June 30, 2001 in comparison to the same period of 2000. Gross profit as a percentage of sales decreased .75% for the six-month period ended June 30, 2001 in comparison to the same period of 2000. Gross profit was flat for the quarter ended June 30, 2001 as a result of lower margins on bags in certain highly competitive, high volume geographic areas, offset by improved margins on the Company's core machine models sold during the quarter. The improved margins resulted from seasonal production efficiencies. The decline in gross profit for the six-month period ended June 30, 2001 resulted primarily from lower sales volumes to cover fixed operating overheads, coupled with lower margins on bags in certain highly competitive, high volume geographic areas during the first quarter. Additional factors included lower overall margins on machinery during the first quarter as a result of machine price competition in certain areas of the U.S., particularly in the larger-sized bagging machines, coupled with the mix of machine models sold during the period, which favored larger sized models.

         Selling expenses for the quarter ended June 30, 2001 increased 1.04% to $861,194 compared to $852,350 for the quarter ended June 30, 2000. Selling expenses for the six-month period ended June 30, 2001 decreased 4.09% to $1,591,937 compared to $1,659,907 for the six-month period ended June 30, 2000. The increase for the quarter was due to higher personnel and benefit costs, coupled with increased commissions from greater sales volume. The decrease for the six-month period was the result of lower sales commissions and volume discounts due to lower sales during the first quarter, partially offset by increases in personnel, benefit, advertising and promotional expenses.

         Administrative expenses for the quarter ended June 30, 2001 increased 21.43% to $751,656 compared to $618,984 for the quarter ended June 30, 2000. Administrative expenses for the six-month period ended June 30, 2001 increased 8.08% to $1,326,914 compared to $1,227,661 for the six-month period ended June 30, 2000. The increase for the quarter was the result of increased administrative depreciation from the Company's new computer system, coupled with higher professional fees related to ongoing litigation, and increases in administrative salaries, employee benefit costs and insurance expenses. The increase for the six-month period was the result of the above mentioned factors partially offset by lower professional fees during the first quarter.

         Research and development expenses for the quarter ended June 30, 2001 increased 371.88% to $100,775 compared to $21,356 for the quarter ended June 30, 2000. Research and development expenses for the six-month period ended June 30, 2001 increased 44.98% to $121,073 compared to $83,507 for the six-month period ended June 30, 2000. The increase for the quarter and six month period was the result of new research and testing related to new silage bagging and compost machine development.

         Interest expense for the quarter ended June 30, 2001 decreased 32.15% to $100,136 compared to $147,581 for the period ended June 30, 2000. Interest expense for the six-month period ended June 30, 2001 decreased 21.21% to 165,601 compared to $210,196 for the six-month period ended June 30, 2000. The decrease for the quarter and six-month period was the result of the Company utilizing a smaller portion of its credit facilities and lower interest rates on its borrowings.

         Miscellaneous income for the quarter ended June 30, 2001 increased 128.21% to $158,272 compared to $69,353 for the period ended June 30, 2000. Miscellaneous income for the six-month period ended June 30, 2001 increased 47.43% to $193,863 compared to $131,488 for the six-month period ended June 30, 2000. The increase in miscellaneous income for the quarter and six-month period was the result of increased earnings in the Company's German joint venture.

         During the second quarter of 2000, the Company had a consulting firm determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. Having determined that it was eligible, the Company filed the necessary forms during the second quarter of 2000, generating net tax credit benefits of approximately $170,000. The company's effective income tax rate was approximately 18.2% in the second quarter of 2000 and 16.8% for the six months ended June 30, 2000. Excluding the benefit of the research and development tax credit, the income tax rates would have been 41.4% and 41.9%, respectively. The effective tax rate for 2001 was 36% as a result of utilizing a portion of these research tax credit carryforwards.

         Net income for the quarter ended June 30, 2001 was $460,597 compared to $596,700 for the period ended June 30, 2000. Net income for the six-month period ended June 30, 2001 was $93,188 compared to $563,843 for the six-month period ended June 30, 2000. The decrease in net income for the quarter was the result of increased sales and lower interest costs, which were offset by slightly lower gross margins and increased selling, administrative research and income tax expenses. The decrease in net income for the six-month period was the result of decreased sales during the first quarter, lower gross profit due to competition and the product mix sold during the six-month period, and increased administrative research and income tax expenses which were offset by lower selling and interest costs.


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

         The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. However, no assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

         Accounts receivable increased .91% at June 30, 2001 to $4,851,165 compared to $4,807,149 at June 30, 2000. The increase in accounts receivable was the result of increased sales for the quarter, partially offset by increased collections of accounts receivable during the quarter resulting from customers taking advantage of third party financing programs offered by the Company.

         Inventory decreased 19.79% at June 30, 2001 to $7,673,321 compared to $9,566,416 at June 30, 2000. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory carried forward from 2000 and more closely match 2001 seasonal production with seasonal inventory demands.

         Other current assets increased 28.01% at June 30, 2001 to $433,837 compared to $338,899 at June 30, 2000. The increase resulted from higher deposits and prepaid expenses.

         Intangible assets at June 30, 2001 decreased 31.01% to $18,174 compared to $26,345 at June 30, 2000. The decrease was the result of normal amortization expense.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket, and general intangibles. As of June 30, 2001, $2,622,241 had been drawn under the credit line. Management believes that, funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2001.

         Accounts payable at June 30, 2001 decreased 6.55% to $2,343,767 compared to $2,508,078 at June 30, 2000. The decrease was the result of the lower inventory levels coupled with extended term payables provided by some of the Company's main suppliers.


Forward-Looking Statements
--------------------------

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

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; a sharp decline in U.S. milk prices; a reduction in availability of credit in the farming sector; increase in interest rates; adverse weather conditions; disruption of the manufacturing process of our sole bag manufacturer; and increases in the price of bags.

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

         To the Board of Directors and Shareholders
         Ag-Bag International Limited

We have reviewed the accompanying condensed balance sheets of Ag-Bag International Limited as of June 30, 2001 and 2000, the related condensed statements of income, shareholders' equity, and cash flows for the six-month periods ended June 30, 2001 and 2000, and the condensed statements of income for the three-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Ag-Bag International limited as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



/s/MOSS ADAMS LLP

Portland, Oregon
July 30, 2001

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1/4 % and one long-term debt instrument is based on the prime rate plus .75%.


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         An Annual Meeting of Stockholders was held on June 4, 2001.

         Larry R. Inman and Lemuel E. "Book" Cunningham were elected by plurality as directors of the Company. The results of the election were as follows:

                                             Votes
   Nominee                 Votes For        Against        Abstentions
   -------                 ---------        -------        -----------
Larry R. Inman             8,093,008         2,393           360,463

Lemuel E."Book"            8,093,008         2,393           360,463
 Cunningham


         The Board of Directors' appointment of Moss Adams LLP as the Company's independent public accountants was ratified.

                                   Votes                       Broker
                  Votes For       Against       Abstentions   Nonvotes
                  ---------       -------       -----------   --------
Ratify            8,434,828       11,113           9,923          0
 Appointment
 of Moss Adams,
 LLP

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         See Exhibit Index.

         (b)      Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: July 31, 2001            By: /s/ Michael R. Wallis
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                    Vice President of Finance

                                  Exhibit Index

Exhibit
Number    Description of Exhibit
------    ----------------------
3.1       Restated Certificate of Incorporation(1)
3.2       Bylaws of the Company(1)


--------------

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.