Form 10-Q
period 2001-09-30
AG BAG INTERNATIONAL LTD
filed 2001-10-24
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          September 30, 2001


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

Common Stock, $.01 par value per share - 11,956,991 shares outstanding as of October 12, 2001

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                     September 30       December 31
                                      (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $   329,079  $   292,182  $    23,894
 Accounts receivable            5,858,161    6,128,856    2,941,379
 Inventories                    7,135,391    8,574,248    7,392,557
 Other current assets             302,436      355,608      191,738
 Deferred income taxes            170,000      222,748      209,000
                               ----------   ----------   ----------


    Total current assets       13,795,067   15,573,642   10,758,568

 Deferred income taxes               -            -          59,000
 Intangible assets, less
  accumulated amortization         20,738       23,699       21,506
 Property, plant and equipment
  less accumulated depreciation 4,749,229    3,947,811    4,346,141
 Other assets                     656,106      540,438      541,412
                               ----------   ----------   ----------

Total assets                  $19,221,140  $20,085,590  $15,726,627
                               ==========   ==========   ==========



                                   (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                     September 30       December 31
                                      (Unaudited)
                                   2001        2000        2000
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 3,493,778  $ 3,492,098  $ 1,224,638
 Current portion of long term
  debt and capital lease
  obligations                     341,221      323,486      341,221
 Accounts payable               1,631,853    1,553,423      605,828
 Accrued expenses and other
  current liabilities           1,103,836    1,371,893    1,024,288
 Income tax payable               170,020      524,652      175,130
                               -----------  -----------  -----------

   Total current liabilities    6,740,708    7,265,552    3,371,105

 Long term debt and capital
  lease obligation, less
  current portion               1,973,042    2,093,433    2,265,928
 Deferred income taxes             15,000       69,000         -
                                ---------    ----------   ----------
   Total liabilities            8,728,750    9,427,985    5,637,033
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Treasury stock                   (31,500)       -            -
 Retained earnings                497,060      630,775       62,764
                                ---------    ---------   ----------
   Total shareholders' equity  10,492,390   10,657,605   10,089,594
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $19,221,140  $20,085,590  $15,726,627
                               ==========   ==========   ==========







                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                Preferred Stock        Common Stock       Treasury Stock       Paid-In   Retained
                                Shares    Amount     Shares     Amount   Shares     Amount     Capital    Earnings       Total
                                ------    ------     ------     ------   ------     ------     -------   --------      -----------
Balance December 31, 2000      174,000  $696,000  12,061,991  $120,619      -       $  -     $9,210,211   $  62,764   $10,089,594

Preferred stock dividends                                                                                   (14,790)      (14,790)
Net loss                                                                                                   (367,409)     (367,409)
                               -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance March 31, 2001         174,000   696,000  12,061,991   120,619                        9,210,211    (319,435)    9,707,395


Common stock repurchased                                                  105,000  ($31,500)                (31,500)
Preferred stock dividends                                                                                   (14,790)      (14,790)
Net income                                                                                                  460,597       460,597
                               -------   -------  ----------   -------   --------   -------   ---------    --------    -----------
Balance June 30, 2001          174,000   696,000  12,061,991   120,619    105,000  ( 31,500)  9,210,211     126,372    10,121,702

Preferred stock dividends                                                                                   (14,790)      (14,790)
Net income                                                                                                  385,478       385,478
                               -------   -------  ----------   -------   --------   -------    ---------   ---------   -----------
Balance September 30, 2001     174,000  $696,000  12,061,991  $120,619    105,000  ($31,500)  $9,210,211   $497,060   $10,492,390
                               =======   =======  ==========   =======   ========   =======    =========   =========   ===========
































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF INCOME

                                                           Three Months
                                                        Ended September 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2001         2000
                                                         ----         ----

Net sales                                            $10,156,259  $10,701,907
Cost of sales                                          7,839,821    8,272,967
                                                       ---------    ---------
Gross profit from operations                           2,316,438    2,428,940

Selling expenses                                       1,022,239      903,318
Administrative expenses                                  680,399      708,179
Research and development expenses                         55,539       22,088
                                                       ---------    ---------
Income from operations                                   558,261      795,355

Other income(expense):
  Interest income                                         25,097       10,176
  Interest expense                                      (110,634)    (141,380)
  Miscellaneous                                          102,160       55,955
                                                       ---------    ---------
Income before provision for
 income taxes                                            574,884      720,106

Provision for income taxes                               189,406      208,914
                                                       ---------    ---------

Net income and comprehensive income                  $   385,478  $   511,192
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .03  $       .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   12,061,991
                                                      ==========   ==========






















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF INCOME

                                                           Nine Months
                                                        Ended September 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2001         2000
                                                         ----         ----

Net sales                                            $24,464,557  $27,036,572
Cost of sales                                         18,996,758   20,892,995
                                                       ---------    ---------
Gross profit from operations                           5,467,799    6,143,577

Selling expenses                                       2,614,176    2,563,225
Administrative expenses                                2,007,313    1,935,839
Research and development expenses                        176,612      105,596
                                                       ---------    ---------
Income from operations                                   669,698    1,538,917

Other income(expense):
  Interest income                                         31,586       23,167
  Interest expense                                      (276,234)    (351,576)
  Miscellaneous                                          296,021      187,441
                                                       ---------    ---------
Income before provision for
 income taxes                                            721,071    1,397,949

Provision for income taxes                               242,406      322,914
                                                       ---------    ---------

Net income and comprehensive income                  $   478,665  $ 1,075,305
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .04  $       .09
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  12,016,991   12,061,991
                                                      ==========   ==========






















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                    September 30
                                                     (Unaudited)
                                                  2001         2000
                                                  ----         ----
Cash flows from operating activities:
 Net income                                  $   478,665  $ 1,075,035
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                 559,902      457,353
   (Gain)/loss on disposition
     of fixed assets                               8,648         (100)
   Inventory obsolescence reserves              ( 16,629)     196,000
   Deferred income taxes                         113,000     (172,608)
Changes in assets and liabilities:
    Accounts receivable                       (2,916,782)  (4,253,079)
    Inventories                                 (272,249)  (1,560,009)
    Other current assets                        (110,698)      82,541
    Other assets                                (114,694)    (146,469)
    Accounts payable                           1,026,025      419,429
    Accrued expenses and other current
     liabilities                                  79,548       76,148
    Income tax payable                            (5,110)     512,000
                                               ---------    ---------
Net cash used in operating activities         (1,170,374)  (3,313,759)
                                               ---------    ---------

Cash flows from investing activities:
 Capital expenditures                           (424,308)    (274,708)
 Intangible assets                                (4,267)        -
 Proceeds from disposition of fixed assets         3,750        3,000
                                               ---------    ---------
Net cash used in investing activities           (424,825)    (271,708)
                                               ---------    ---------

Cash flows from financing activities:
 Net proceeds from line of credit              2,269,140    3,492,098
 Principal payments on debt                     (292,886)    (306,566)
 Proceeds from issuance of debt                     -         231,100
 Purchase of common stock                        (31,500)        -
 Payment of shareholders' notes                     -          (6,523)
 Payment of preferred dividends                  (44,370)     (44,370)
                                               ---------    ---------
Net cash provided by financing activities      1,900,384    3,365,739
                                               ---------    ---------

Net increase /(decrease) in cash                 305,185     (219,728)

Cash and cash equivalents at beginning
 of period                                        23,894      511,910
                                               ---------    ---------

Cash and cash equivalents at end of period    $  329,079  $   292,182
                                               =========   ==========


                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. The condensed balance sheet, statements of income, shareholders' equity and cash flows for the period ended September 30, 2001, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Inventories
-----------

Inventories consist of the following:

                                     September 30        December 31
                                      (Unaudited)
                                   2001        2000          2000
                                ----------   ----------   ----------
         Finished goods         $5,728,890   $5,743,153   $6,335,884
         Work in process        $1,060,297   $2,094,715   $  994,535
         Raw materials          $  346,204   $  736,380   $   62,138
                                ----------   ----------   ----------
                        Total   $7,135,391   $8,574,248   $7,392,557
                                ==========   ==========   ==========


Statement of Cash Flows
-----------------------

The Company transferred $694,375 from inventory held for sale to rental equipment during 2001 and transferred $148,331 from rental equipment to inventory held for sale during 2001.

Provision for Income Taxes
--------------------------

The Company's effective income tax rates of 29.01% for the third quarter of 2000 and 23.10% for the nine months ended September 30, 2000 are less than statutory tax rates due to the recognition of $100,000 for research and development credits during the third quarter and a cumulative total of $270,000 for research and development credits during the nine-month period.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations
---------------------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2001, compared to the results of operations for the three-month period ended September 30, 2000, and to the results of operations for the nine-month period ended September 30, 2001, compared to the results of operations for the nine-month period ended September 30, 2000 and to changes in the Company's financial condition from December 31, 2000 to September 30, 2001.

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


         Sales for the quarter ended September 30, 2001 decreased 5.10% to $10,156,259 compared to $10,701,907 for the quarter ended September 30, 2000. Sales for the nine-month period ended September 30, 2001 decreased 9.51% to $24,464,557 compared to $27,036,572 for the nine-month period ended September 30, 2000.

         Sales for the quarter ended September 30, 2001 were down, in spite of several positive trends, as a result of continued intense competition in the silage bag and machine market, as farmers look for the most economical bag or machine, without considering overall quality, customer service and recycling of the used plastic offered by the Company. Positive trends included stabilizing milk prices, continued optimism that milk prices will remain above last year's record low levels for the balance of the current year and continued easing of credit by financial institutions for the farming sector that, coupled with the recent interest rate cuts, allowed farmers to resume capital expenditures and purchase farm equipment.

         Sales for the nine months ended September 30, 2001 were down as a result of continued low milk prices during the first quarter. Additionally, intense competition in the silage bag and machine market continued and, during the first quarter, financial institutions continued to tighten credit, especially in the U.S. farming sector, which caused farmers to remain cautions on purchases of farm machinery and equipment, in spite of declining interest rates throughout the nine-month period and continued low supplemental grain feed costs, which tend to improve the availability of farm operating funds. Stabilizing milk prices and easing of credit during the second and third quarters allowed farmers to be more optimistic and resume capital expenditures and purchase farm equipment.

         Machine sale revenue for the quarter ended September 30, 2001 decreased 3% and bag sale revenue decreased 6% compared to the same quarter of 2000. Machine sale revenue for the nine months ended September 30, 2001 decreased 9% and bag sale revenue decreased 16% compared to the same period of 2000. Bag sales for the quarter and nine-month period were off largely due to intense competition in key dairy states, as farmers utilize the most economical bag available without considering quality of the Company's products and its recycling program. Machine sales are directly tied to farmers' incomes and ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines in the marketplace. However, the correlation between the Company's bag sales and its machine sales is not perfect, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. In addition to compost bag sales, the Company sold one composting system during each of the quarters ended September 30, 2001 and 2000, which generated approximately $210,000 and $110,000 in revenue, respectively. For each of the nine-month periods ended September 30, 2001 and 2000, the Company sold seven composting systems, which generated approximately $1 million and $640,000 in revenue, respectively, in addition to compost bag sales.

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company has estimated that direct sales make up between 32-37% of total sales. The Company expects its sales mix to begin to favor more direct sales in the future, especially if the Company begins to offer e-commerce as a method for ordering the Company's products. The Company continues to evaluate methods for selling its products via e-commerce. The gross margin realized on the Company's direct sales is typically within 2-3% of the gross margin on sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         Gross profit as a percentage of sales was flat for the quarter ended September 30, 2001 in comparison to the same period of 2000. Gross profit as a percentage of sales decreased 1.63% for the nine-month period ended September 30, 2001 in comparison to the same period of 2000. Gross profit was flat for the quarter ended September 30, 2001 as a result of lower margins on bags in certain highly competitive, high volume geographic areas, offset by improved margins on the Company's core machine models sold during the quarter. The improved margins resulted from seasonal production efficiencies. The decline in gross profit for the nine-month period ended September 30, 2001 resulted primarily from lower sales volumes to cover fixed operating overheads, coupled with lower margins on bags in certain highly competitive, high volume geographic areas during the first quarter. Additional factors included lower overall margins on machinery during the first quarter as a result of machine price competition in certain areas of the U.S., particularly in the larger-sized bagging machines, coupled with the mix of machine models sold during the period, which favored larger-sized models.

         Selling expenses for the quarter ended September 30, 2001 increased 13.16% to $1,022,239 compared to $903,318 for the quarter ended September 30, 2000. Selling expenses for the nine-month period ended September 30, 2001 increased 1.99% to $2,614,176 compared to $2,563,225 for the nine-month period ended September 30, 2000. The increase for the quarter was due to higher personnel and benefit costs, coupled with increased commissions and advertising expenses. The increase for the nine-month period was the result of increases in personnel, benefit, commission, advertising and promotional expenses, partially offset by lower volume discounts due to lower sales mainly during the first quarter.

         Administrative expenses for the quarter ended September 30, 2001 decreased 3.90% to $680,399 compared to $708,179 for the quarter ended September 30, 2000. Administrative expenses for the nine-month period ended September 30, 2001 increased 3.69% to $2,007,313 compared to $1,935,839 for the nine-month period ended September 30, 2000. The decrease for the quarter was the result of the Company implementing cost-cutting measures, including canceling a discretionary matching benefit for the year. This reduction was partially offset by increased administrative depreciation from the Company's new computer system, coupled with higher professional fees related to ongoing litigation and increases in employee benefit costs and insurance expenses. The increase for the nine-month period was the result of these same factors, partially offset by lower professional fees during the first quarter.

         Research and development expenses for the quarter ended September 30, 2001 increased 151.44% to $55,539 compared to $22,088 for the quarter ended September 30, 2000. Research and development expenses for the nine-month period ended September 30, 2001 increased 67.25% to $176,612 compared to $105,596 for the nine-month period ended September 30, 2000. The increase for the quarter was the result of new research on silage and nutritional studies of bagged feed and their effects on animal production. The increase for the nine-month period was the result of the factors mentioned above, coupled with ongoing research and testing related to silage bagging and compost machine development.

         Interest expense for the quarter ended September 30, 2001 decreased 21.75% to $110,634 compared to $141,380 for the period ended September 30, 2000. Interest expense for the nine-month period ended September 30, 2001 decreased 21.43% to 276,234 compared to $351,576 for the nine-month period ended September 30, 2000. The decreases for the quarter and nine-month period resulted from the Company utilizing a smaller portion of its credit facilities and from lower interest rates on its borrowings.

         Miscellaneous income for the quarter ended September 30, 2001 increased 82.58% to $102,160 compared to $55,955 for the period ended September 30, 2000. Miscellaneous income for the nine-month period ended September 30, 2001 increased 57.93% to $296,021 compared to $187,441 for the nine-month period ended September 30, 2000. The increase in miscellaneous income for the quarter and nine-month period was the result of increased earnings from the Company's German joint venture.

         During 2000, the Company had a consulting firm determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. Having determined that it was eligible, the Company filed the necessary forms during the third quarter of 2000, generating net tax credit benefits of approximately $100,000. During the second quarter of 2000, the Company filed forms generating net tax credit benefits of approximately $170,000. The Company's effective income tax rate was approximately 29.01% in the third quarter of 2000 and 23.10% for the nine months ended September 30, 2000. Excluding the benefit of the research and development tax credit, the income tax rates would have been 36.23% and 37.91%, respectively. The effective tax rate for 2001 was 33%.

         Net income for the quarter ended September 30, 2001 was $385,478 compared to $511,192 for the period ended September 30, 2000. Net income for the nine-month period ended September 30, 2001 was $478,665 compared to $1,075,305 for the nine-month period ended September 30, 2000. The decrease in net income for the quarter was the result of lower sales for the quarter and increased selling, research and income tax expenses, partially offset by increased income from the Company's German joint venture, and lower administrative and interest costs. The decrease in net income for the nine-month period was the result of lower sales during the first and third quarters, lower gross profit due to competition and the product mix sold during the nine-month period, and increased selling, administrative, research and income tax expenses, partially offset by higher income from the Company's German joint venture and lower interest costs.


Liquidity and Capital Resources
-------------------------------

         The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bag inventory during the spring and summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands.

         The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the Company's demand to date and management believes this will continue. However, no assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

         Accounts receivable decreased 4.42% at September 30, 2001 to $5,858,161 compared to $6,128,856 at September 30, 2000. The decrease in accounts receivable was the result of lower sales for the quarter coupled with increased collections of accounts receivable during the quarter resulting from customers taking advantage of third-party financing programs offered by the Company.

         Inventory decreased 16.78% at September 30, 2001 to $7,135,391 compared to $8,574,248 at September 30, 2000. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its seasonal production with seasonal inventory demands.

         Other current assets decreased 14.95% at September 30, 2001 to $302,436 compared to $355,608 at September 30, 2000. The decrease resulted from lower deposits and prepaid expenses.

         Intangible assets at September 30, 2001 decreased 12.49% to $20,738 compared to $23,699 at September 30, 2000. The decrease was the result of normal amortization expense.



         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket, and general intangibles. As of September 30, 2001, $3,493,778 had been drawn under the credit line. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2001.

         Accounts payable at September 30, 2001 increased 5.05% to $1,631,853 compared to $1,553,423 at September 30, 2000. The increase was the result of extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities at September 30, 2001 decreased 19.54% to $1,103,836 compared to $1,371,893 at September 30, 2000. The decrease was the result of lower accruals due to lower sales for the year, coupled with the cancellation of a discretionary Company matching benefit for the year as a result of cost-cutting measures implemented during the quarter.


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

         Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the availability of trade credit and working capital; and the Company's dependence on the dairy industry.




         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; a sharp decline in U.S. milk prices; a reduction in availability of credit in the farming sector; an increase in interest rates; adverse weather conditions; a sharp decline in the health of the farming sector of the U.S. economy; disruption of the manufacturing process of our sole bag manufacturer; and increases in the price of bags.

Moss Adams LLP
222 SW Columbia St., Suite 400
Portland, OR  97201-6642


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

         To the Board of Directors and Shareholders
         Ag-Bag International Limited

We have reviewed the accompanying condensed balance sheets of Ag-Bag International Limited as of September 30, 2001 and 2000, the related condensed statements of income, shareholders' equity, and cash flows for the nine-month periods ended September 30, 2001 and 2000, and the condensed statements of income for the three-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Portland, Oregon
October 20, 2001

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates risk.

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1/4 % and one long-term debt instrument is based on the prime rate plus 3/4 %.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         See Exhibit Index.

         (b)      Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: October 20, 2001         By: /s/ Michael R. Wallis
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                     Vice President of Finance

                                   (duly authorized and principal
                                    financial officer)

                                  Exhibit Index

Exhibit
Number       Description of Exhibit
------       ----------------------
3.1          Restated Certificate of Incorporation(1)
3.2          Bylaws of the Company(1)


--------------

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.