Form 10-K
period 2001-12-31
AG BAG INTERNATIONAL LTD
filed 2002-03-18
CIK 842289

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001     Commission File Number:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

           Delaware                                       93-1143627
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      2320 SE AG-BAG LANE
                       Warrenton, Oregon                     97146
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes      |X|     No  _
                                                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     Based on the closing sales price of the Common Stock on February 28, 2002, the aggregate market value of the voting stock of registrant held by non-affiliates was $ 1,383,791.

     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of March 8, 2002.

                      Documents Incorporated By Reference:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 3, 2002, are incorporated by reference into Part III of this report.
================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                                              PAGE


PART I            ...........................................................................  2
     Item 1.      Business...................................................................  2
     Item 2.      Properties................................................................. 10
     Item 3.      Legal Proceedings.......................................................... 11
     Item 4.      Submission of Matters to a Vote of Security Holders........................ 11
     Executive Officers of the Registrant.................................................... 12

PART II           ........................................................................... 13
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ..... 13
     Item 6.      Selected Financial Data.................................................... 15
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.............................................................. 17
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk................. 25
     Item 8.      Financial Statements and Supplemental Data................................. 25
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................... 25

PART III          ........................................................................... 26
     Items 10. and 11.  Directors and Executive Officers of Registrant and Executive
                  Compensation............................................................... 26
     Item 12.     Security Ownership of Certain Beneficial Owners and Management............. 26
     Item 13.     Certain Relationships and Related Transactions............................. 26

PART IV           ........................................................................... 27
     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............ 27

                                     PART I

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

         Forward-looking statements contained in this Form 10-K relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the availability of trade credit and working capital; and the Company's dependence on the dairy industry. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

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

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

         Product            1999            2000            2001
         ---------          ----            ----            ----
         Bags                52%             53%             48%
         Machines            41%             39%             43%
         Other                7%              8%              9%
                            ----            ----            ----
         Net Sales          100%            100%            100%

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

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company continues to sell worldwide in Asia, Australia, New Zealand, Western and Central Europe and the Caribbean. Export sales from the Company's United States operations were 6.3% of net sales for the year ended December 31, 2001.

     In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture folds and distributes silage bags to the Company's German and European dealers.

     The Company is developing other uses for its bagging technology. In 1993, the Company adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable Tri-Dura(R) plastic bags. The Company also has developed mobile plastic recovery units which enable the Company to bail and pick up the recyclable Tri-Dura(R) plastic bags as a service to its customers.

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

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 65-72% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter              1999              2000              2001
         -------              ----              ----              ----
         1st                  15%               21%               15%
         2nd                  33%               31%               35%
         3rd                  39%               34%               35%
         4th                  13%               14%               15%

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

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. This version was first introduced by the Company in 1987. It is used primarily in smaller dairy and cattle feeding operations by dairymen with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. The retail price for this machine ranges from approximately $24,000 to $48,000.

     In 1992, the Company introduced a medium-sized machine that can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $74,000 to $203,000.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 12 feet in diameter and 150 to 500 feet in length. These machines are used primarily by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995 for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar or Deere & Company. The retail price for the larger machines ranges from approximately $110,000 to $278,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging machine by developing the Powered Anchor Control (PAC) system, and in 2000 introduced its latest version of the cable-less bagging machine, the HYPAC(R) (Hydraulic Powered Anchor Control) system. The Company offers the HYPAC(R) model in small, medium-sized and large bagging machines. The retail price for the HYPAC(R) machines range from approximately $48,000 to $278,000.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber(R) with a retail price ranging from $11,500 to $18,000. The Flex-a-Tuber(R) permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura(R) storage bags. The round bale Flex-a-Tubers(R) are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura(R) storage bags up to 200 feet in length.

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger which retails for between $23,500 to $31,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length.

     The Company assembles and sells the Ag-Bag(R) Pro-Grain Bagger, which retails for between $28,000 to $31,000. This machine is similar in design to the smallest Ag-Bagger(R) machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag Tri-Dura(R) storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

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

     The Company adapted its Ag-Bag(R) bagging machines for use in large scale "in-vessel" composting of organic matter. The bagging machine is used in conjunction with a shredder that shreds the organic material, which is then fed into the bagging machine that bags the compostable matter into Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag(R) compost bagging machines retail for between $49,500 to $130,000.

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

     The Company contracts for the manufacture of, and sells Tri-Dura(R) three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $1,350. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques.

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


Market Size
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 2000, over 249 million tons of corn, alfalfa, and sorghum silage were made by United States farmers according to the AG IQ Handbook XIX published in 2001 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 135,000 dairy, beef, hog, and sheep farms in the United States that are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 8-12% of this group are actually using storage bags made by the Company or its competitors. It further estimates that about 50-55% of the bagging industry customers purchase silage storage bags from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Western and Central Europe, Australia, New Zealand, Asia, the Caribbean, and England where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

     The Company also markets a system for "in-vessel" composting which is designed to eliminate odors and control leachate inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills. The Company's primary focus is currently directed towards municipalities, private composters, military bases, zoos and the Company's dairy and beef customers. The Company currently estimates the size of the compost market within North America to be over $1.5 billion a year. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.

Marketing
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 2001, there were 79 dealers serviced by a combined total of 25 regional and territorial Company-employed managers and sales support coordinators. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in states where there are no nearby Ag-Bag(R) dealers.

     The Company offers customers the opportunity to finance the purchase of Ag-Bag(R) farm equipment through unaffiliated third parties who offer lease-purchase and wholesale financing.

     The Company rents used Ag-Bag(R) bagging machines to farmers in various areas of the United States. The rental charge is based on the number of bags purchased and filled with forage. The Company also sells Tri-Dura(R) storage bags in bulk to several custom farming operations in the state of California that own Ag-Bag(R) bagging equipment. These operators place their private labels on the bags and bag forage for customers on a fee-per-bag basis.

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


Assembly and Manufacturing
--------------------------

     Ag-Bag(R) Farm Equipment. The Company buys some of its components for its bagging machines from various manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, HYPAC(R) (cable-less) machines, Square Bale Baggers, and Flex-a-Tubers(R) are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled at the Company's Blair, Nebraska plant. In 1999, the Company licensed its German dealer to manufacture the mid-sized bagging machines for distribution within Europe.

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

     The structural components of the Company's farm and composting equipment are manufactured in Oregon, Nebraska and Iowa by several manufacturing companies. The Company believes that alternative sources of supply are readily available at competitive prices if the present sources of supply should become unavailable. The Company is not aware of any raw materials shortages or problems with these suppliers that would adversely affect the Company's operations.

     The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchases the liquid and compost inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.


Competition
-----------

     As the Company's corporate slogan, the "Complete 1(R)," indicates, the Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems. Ag-Bag is the only company that manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are two competitors within the United States that manufacture similar silage bagging machines. There are also a number of competitors that manufacture bale wrapping machines, which compete with the Company's Flex-a-Tuber(R). The Company distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

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

Backlog
-------

     The dollar amount of backlog orders of the Company that are believed to be firm as of March 1, 2002, was approximately $3,400,000, compared to $3,250,000 on March 1, 2001, a 4.62% increase. Backlog, however, may not be a meaningful indicator of future sales. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.


Research and Development
------------------------

     During 2001, the Company focused research and development expenditures on new silage and compost machine development. The Company also completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production during the year.


Environmental Matters
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 2001.


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

Employees
---------

     On December 31, 2001, the Company had 91 full-time employees. The Company employs approximately 170 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.



Financial Information Relating to Foreign and Domestic Operations and Export
----------------------------------------------------------------------------
Sales
-----
                                                 (In thousands)
                                             Year Ended December 31
                                             ----------------------

                                          1999        2000        2001
                                          ----        ----        ----

Sales to unaffiliated customers:
         United States                   $29,878     $29,421     $26,888
         Canada                            1,889       1,280       1,030
         Germany                             495         441         445
         Latin America/Mexico                260         195          89
         Other foreign countries             161         109         248
                                        --------     --------    -------
                                         $32,683     $31,446     $28,700

Sales to affiliated customers:
         Officers and Directors                4           5           8
                                        --------     ----------  -------
Total                                    $32,687     $31,451     $28,708
                                         =======     =======     =======

Substantially all the Company's assets are located in the United States. Reference is also made to the Selected Financial Data at Item 6.


Item 2.  Properties
-------------------

     In early 1990, the Company began occupying its 30,000 square foot facility located in Warrenton, Oregon. This facility serves as a warehouse and houses the major portion of its silage bagging equipment manufacturing. The Company's administrative offices are also located there. Management estimates that the manufacturing at the Warrenton plant is currently at approximately 65% of capacity. The Company occupies the land pursuant to a lease that expires in 2015.

     The Company owns facilities in Blair, Nebraska, where the Company: folds and packages its Tri-Dura(R) feed storage bags; prepares and packages its proprietary inoculant; and, assembles its smaller bagging machines and warehouses products. The Blair, Nebraska facility consists of three buildings comprising approximately 70,000 square feet. Management estimates that manufacturing at the Blair facility is currently at approximately 70% of capacity.

Item 3.  Legal Proceedings
--------------------------

     The Company is one of three defendants named in two purported class action lawsuits, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al., filed February 5, 1998, and Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al., filed September 29, 1999, both alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Both cases are pending before the U.S. District Court for the District of Minnesota. Class certification has been denied in the S&S Forage case and no class has been certified in the Steward case. The defendants have briefed and argued motions for summary judgment in both cases. The court currently has the motions under advisement. If the plaintiffs were to obtain a judgment against the three companies, the Company could be held jointly and severally liable. The Company believes that the plaintiffs' claims have no merit, and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

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

     The Company is one of three defendants named in a purported breach of contract and product warranty lawsuit, Kevin Sustrik v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed June 7, 2000. The plaintiff alleges breach of contract and breach of product warranty relating to a bagging machine purchased by the plaintiff and seeks monetary damages. This case is pending before the Court of Queen's Bench of Alberta, Canada. The Company believes that the plaintiff's allegations have no merit and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

     The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent No. 5,799,472; 5,894,713; 5,345,744;
5,426,910; and 5,452.562 relating to a bag pan for an agricultural feed bagging machine and seeks monetary damages. The case is in the discovery phase. The Company denies Versa's allegations and is vigorously defending itself against the claim. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant
------------------------------------

     The executive officers of the Company, their respective ages as of March 1, 2002, business experience, and the period for which they have served are set forth below. The executive officers are elected annually by the Board of Directors at the first meeting following the start of the new calendar year. Officers serve at the discretion of the Board of Directors.


      NAME                AGE                                POSITION
      ----                ---                                --------


Larry R. Inman            51          Chief Executive Officer (since 1990);
                                      President of the Company (since 1993);
                                      Chairman of the Board (1990-2000;
                                      2002-present); President of Ag-Bag
                                      Corporation (1984-1989) and Chairman
                                      (1989-1994) of Ag-Bag Corporation (former subsidiary).

Michael R. Wallis         37          Chief Financial Officer (since 1993) and
                                      Vice President of Finance (since 1992),
                                      Treasurer (since 1996); Manager, Yergen
                                      and Meyer (regional accounting firm,
                                      1986-1992).

Michael J. Schoville      51          Chief Operating Officer (since 2002);
                                      Credit Development Manager, John Deere
                                      Credit (1986-2001); Sales Manager, John
                                      Deere Company (1973-1986).

Arthur P. Schuette        62          Vice President, Sales (since 1991);
                                      Treasurer of the Company (1990-1991) and Treasurer (1983-1991) of Ag-Bag
                                      Corporation (former subsidiary).

Lou Ann Tucker            48          Secretary (since 1996), Vice President,
                                      Administration (1989-1999), and Treasurer
                                      (1991-1996); Executive Treasurer
                                      (1988-1994) of Ag-Bag Corporation (former subsidiary); co-owner of LGJ Livestock,
                                      Astoria, Oregon (horse and cattle ranch, since 1980).

Walter L. Jay             41          Vice President, Manufacturing (since
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

         As of March 1, 2002, there were approximately 325 holders of record of the Company's Common Stock. The Company estimates there are approximately 1,800 beneficial holders of the Company's Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2001 as reported on the OTC Bulletin Board:

Calendar Year                        High Bid           Low Bid
-------------                        --------           --------
2000:
----

First quarter                            $.81              $.38
Second quarter                           $.59              $.38
Third quarter                            $.50              $.33
Fourth quarter                           $.38              $.31

2001:
----

First quarter                            $.39              $.30
Second quarter                           $.40              $.23
Third quarter                            $.38              $.21
Fourth quarter                           $.32              $.20


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

Unregistered Securities
-----------------------

      The following unregistered securities have been issued by the Company during the year ended December 31, 2001:

----------------------- ------------------------ ------------ -------------------- -------------
                                                   Name of
                          Title and Amount of     Principal
                              Securities         Underwriter/   Name or Class of
                         Granted/Exercise Price  Underwriting     Persons who
                             if Applicable       Discounts or  Received Securities Consideration
 Date of Grant                                    Commissions                        Received
----------------------- ------------------------ ------------ -------------------- -------------
March 29, 2001            10,000 Options for          N/A          Officers             $0
                         Common Stock/$.33 per
                         share (1)
----------------------- ------------------------ ------------ -------------------- -------------
March 29, 2001            10,000 Options for          N/A          Udo Weber            $0
                         Common Stock/$.33 per
                         share (2)
----------------------- ------------------------ ------------ -------------------- -------------
 June 4, 2001             40,000 Options for          N/A         Nonemployee           $0
                         Common Stock/$.35 per                     Directors
                         share (3)
----------------------- ------------------------ ------------ -------------------- -------------


     The above unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.




















----------
1 Granted under Incentive Stock Option Plan. Options vest immediately.
2 Issued pursuant to a non-transferable option agreement which provides for immediate vesting.
3 Granted under Non-employee Director Stock Option Plan. Options vest according to terms of plan.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report on Form 10-K.

                                                            (In thousands, except per share data)
                                                                   Year Ended December 31,
                                                                   -----------------------

                                                1997           1998          1999         2000          2001
                                                ----           ----          ----         ----          ----
Statement of Operations Data:

Net Sales                                    $   20,293    $   27,710    $   32,687    $   31,451   $    28,708
Cost of Sales                                    18,493        20,800        25,085        24,800        22,947
                                             -----------   -----------   -----------   -----------   -----------
Gross Profit from Operations                      1,800         6,910         7,602         6,651         5,761

Selling and Administrative Expenses               5,035         5,470         6,273         5,878         6,067
Research and Development Expenses                    87           150           324           136           214
Unusual Charge                                      980
                                             -----------   -----------   -----------   -----------   -----------

Income (Loss) from Operations                    (4,302)        1,290         1,005           637          (520)
Other Income (Expense)                             (290)          (64)          (30)         (123)          123
                                             -----------   -----------   -----------   -----------   -----------
Income (Loss) before Provision for
  Income Taxes, and Discontinued Operations      (4,592)        1,226           975           514          (397)

Provision (Benefit) for Income Taxes             (1,650)          422           327            (8)         (233)
                                             -----------   -----------   -----------   -----------   -----------

Income (Loss) before Discontinued
  Operations                                     (2,942)          804           648           522          (164)
Discontinued Operations-loss
 from operations                                   (449)
Discontinued Operations-loss on disposal of
  Ag-Bag Europe, PLC (less income tax benefit of
   $24,500)                                        (424)

                                             -----------   -----------   -----------   -----------   -----------
Net Income (Loss)                            $   (3,815)   $      804    $      648    $      522    $     (164)
                                             ===========   ===========   ===========   ===========   ===========














                                                            (In thousands, except per share data)
                                                                   Year Ended December 31,
                                                                   -----------------------

                                                1997           1998          1999         2000          2001
                                                ----           ----          ----         ----          ----


Basic Earnings per Share:
  Income (Loss) before Discontinued
    Operations                               $     (.24)   $      .06    $       .05   $       .04   $      (.02)
  Discontinued Operations                          (.08)
                                             -----------   -----------   -----------   -----------   -----------

                                             $     (.32)   $      .06    $       .05   $       .04   $      (.02)
                                             ===========   ===========   ===========   ===========   ===========
Diluted Earnings per Share:
  Income (Loss) before Discontinued
   Operations                                $     (.24)   $      .06    $       .05   $       .04   $      (.02)
  Discontinued Operations                          (.08)
                                             -----------   -----------   -----------   -----------   -----------
                                             $     (.32)   $      .06    $       .05   $       .04   $      (.02)
                                             ===========   ===========   ===========   ===========   ===========


Weighted Average Shares:
  Basic                                          12,056        12,062         12,062        12,062        12,002
                                             ===========   ===========   ===========   ===========   ===========
  Diluted                                        12,056        12,062         12,062        12,062        12,002
                                             ===========   ===========   ===========   ===========   ===========

Balance Sheet Data:
                                                                          December 31,
                                                1997           1998          1999         2000          2001
                                                ----           ----          ----         ----          ----

Working Capital                              $    5,681    $    6,818     $    7,156   $     7,387   $     6,456

Current Assets1                                   9,889         9,391          9,983        10,758         9,795

Total Assets1                                    15,190        13,820         14,575        15,727        14,996

Current Liabilities2                              4,208         2,573          2,827         3,371         3,339

Long-term Debt2                                   2,690         2,210          2,121         2,266         1,822

Total Stockholders' Equity3                       8,292         9,037          9,627        10,090         9,835








----------

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                       Percentage of Total Revenue
                                       ---------------------------
                                         Year Ended December 31,
                                         -----------------------

                               1997      1998      1999      2000      2001
                               ----      ----      ----      ----      ----

Net Sales                       100%      100%      100%      100%      100%

Costs and Expenses:
  Cost of Sales                  91%       75%       77%       79%       80%
  Selling and Administration     25%       20%       19%       19%       21%
  Research and Development      ---       ---         1%      ---        --
  Unusual Charge                  5%      ---       ---       ---        --

Income (Loss) From Operations   (21%)       5%        3%        2%       (1%)
                               ----      ----      ----      ----      ----


Years Ended December 31, 2001 and 2000
--------------------------------------

         For the year ended December 31, 2001, net sales decreased 8.72% to $28,708,233 compared to $31,451,150 for the year ended December 31, 2000. Sales were down for the year, in spite of several positive trends that were starting to be seen towards the latter half of the year. During the first quarter of the year, milk prices in the U.S. continued at very low levels coupled with continued tightening of credit, especially in the U.S. farming sector, which caused farmers to remain cautious about purchasing farm machinery and equipment into the first half of the year, in spite of declining interest rates during this period. Continued intense competition in the silage bag and machine market was seen during the year, as farmers look for the most economical bag or machine, without considering overall quality, customer service and recycling of the used bags offered by the Company. Positive trends that began to emerge in the second half of the year included stabilizing milk prices, continued optimism that milk prices in the U.S. will remain above last year's record low levels through 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures and purchase farm equipment. Throughout 2001, supplemental grain feed costs also remained low, which tends to improve the availability of farm operating funds.

         Machine sales for the year were flat and bag sales were down 18.43% compared to 2000. The positive trends discussed above can be seen in machine sales during the second half of 2001. Machine sales at September 30, 2001 were down 3% for the year in comparison to 2000. This difference was made up during the last quarter of 2001 to bring machine sales flat for the year in comparison to 2000. As a percentage of total revenue however, machine sales for 2001 increased 4% and bag sales for 2001 decreased 5% compared to 2000. (See "Item 1. Business - General.") Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. Bag sales for the year were down largely due to intense competition in key dairy states, as farmers utilize the most economical bag available without considering quality of the Company's products and its recycling program. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry. In addition to compost bag sales, the Company sold ten composting systems during the year ended December 31, 2001 (generating approximately $1.3 million in revenue) compared to twelve systems sold for the year ended December 31, 2000 (generating approximately $1.2 million in revenue).

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The Company expects its sales mix to begin to favor more direct sales in the future, especially if the Company begins to offer e-commerce as a method for ordering the Company's products. The Company continues to evaluate methods for selling its products via e-commerce and anticipates beginning to offer e-commerce as a purchase method sometime during 2002. The gross margin realized on the Company's direct sales are typically within 2-4% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin.

         International sales for the Company in 2001 were down in comparison to 2000 due to continued poor economic conditions affecting the farm economy in the Latin American/Mexico market. In 1999, the Company's German dealer began manufacturing mid-sized bagging machines in Germany under a license from the Company. Therefore, the Company no longer sells mid-sized machines directly to its German dealer. Instead, the Company receives a royalty fee for each mid-sized machine sold by its German dealer, which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's earnings from the joint venture are reported as other income and are accounted for using the equity method. Approximately $3.3 million in bag sales were distributed through the venture during 2001, an increase of 32%, compared to approximately $2.5 million in bag sales for 2000.

         Gross profit as a percentage of sales declined 5.12% for the year ended December 31, 2001 compared to the same period in 2000. The decline resulted from lower sales volumes to cover fixed operating overheads, coupled with lower margins on bags in certain highly competitive, high volume geographic areas. The decline was also the result of lower overall margins on machinery as a result of machine competition (particularly in the larger-sized bagging machines) in certain areas of the U.S., coupled with the mix of machine models sold during the year, which saw a 12% increase in unit sales of larger-sized bagging machines. Larger sized bagging machines generate a lower overall margin for the Company than its "core" small sized bagging machine. (See "Item 1.
Business - Farm Equipment and Products.")

         Selling expenses for the year ended December 31, 2001 increased 3.34% to $3,441,197 compared to $3,329,880 for the year ended December 31, 2000. The increase for the year was the result of increases in personnel, benefit, commission, advertising and promotional expenses, partially offset by lower volume discounts due to lower sales volumes for the year.

         Administrative expenses for the year ended December 31, 2001 increased 3.05% to $2,626,268 compared to $2,548,446 for the year ended December 31, 2000. The increase for the year was the result of increased depreciation from the Company's implementation of a new computer system, coupled with higher professional fees related to ongoing litigation and increases in employee benefit costs and insurance expenses, that were offset by the Company canceling a discretionary matching annual benefit.

         Research and development expenses for the year ended December 31, 2001 increased 56.96% to $213,757 compared to $136,186 for the year ended December 31, 2000. The increase for the year was the result of new research on silage and nutritional studies of bagged feed and their effects on animal production, coupled with ongoing research and testing related to silage bagging and compost machine development.

         Interest expense for the year ended December 31, 2001 decreased 22.03% to $355,686 compared to $456,158 for the year ended December 31, 2000. The decrease for the year was the result of the Company utilizing a smaller portion of its credit facilities and from lower interest rates on its borrowings.

         Joint venture equity and royalty income for the year ended December 31, 2001 increased 66.42% to $299,065 compared to $179,703 for the year ended December 31, 2000. The increase for the year was the result of increased sales from the joint venture during the year (see the international sales discussion above) coupled with increased folding royalties, as plastic tonnage folded in 2001 by the joint venture increased approximately 46% from 2000 tonnage folded. (See "Item 8. Financial Statements and Supplemental Data".)

         The Company's effective tax rate for the year ended December 31, 2001 was (59%). This was due to the fact the Company incurred a net loss for the year coupled with the recognition of research and development credits associated with its 2001 activities. In 2001, the Company generated net general business tax credit benefits of approximately $75,000. In 2000, the Company underwent a study with a consulting firm to determine if costs associated with the Company's research and development activities were eligible for research and development tax credits in its open tax years. The Company completed the study and filed the necessary forms for its 1996 through 1999 tax years during the year 2000, generating net general business tax credit benefits of approximately $270,000. Excluding the benefit of the general business tax credits, the effective income tax rate would have been (39%) for the year ended December 31, 2001.

         Net loss for the year ended December 31, 2001 was $164,150 compared to net income of $521,814 for the year ended December 31, 2000. The decline for the year was the result of lower sales, lower gross profit resulting from competition and product mix sold during the year, coupled with increased selling, administrative and research expense, partially offset by higher income from the Company's German joint venture and lower interest costs.


Years Ended December 31, 2000 and 1999
--------------------------------------

         For the year ended December 31, 2000, net sales decreased 3.78% to $31,451,150 compared to $32,686,832 for the year ended December 31, 1999. Sales for the year were down as a result of record low U.S. milk prices, despite supplemental grain feed costs remaining low, which helped farmers continue to have farm operating funds available. Additionally, competition in the silage bag and machine market has continued to increase as farmers look to the most economic bag or machine, not considering overall quality, customer service and recycling of the used plastic offered by the Company. Additionally, with the tightening of credit by financial institutions (especially in the U.S. farming sector) coupled with the rising interest rates of 2000, farmers have become cautious about purchasing farm machinery and equipment until there is clear upward movement in U.S. milk prices.

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

         International sales for the Company in 2000 were down in comparison to 1999 due to continued poor economic conditions in the Latin American/Mexico market. In 1999, the Company's German dealer began manufacturing mid-sized bagging machines in Germany under a license from the Company. Therefore, the Company no longer sells mid-sized machines directly to its German dealer. Instead, the Company receives a royalty fee for each mid-sized machine sold by its German dealer, which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's earnings from the joint venture are reported as other income and are accounted for using the equity method. Approximately $2.5 million in bag sales were distributed through the venture during 2000, an increase of 39%, compared to approximately $1.8 million in bag sales for 1999.

         Gross profit as a percentage of sales declined 2.11% for the year ended December 31, 2000 compared to the same period in 1999. The decline resulted from lower margins on bags in certain highly competitive, high volume geographic areas. The decline was also the result of lower overall margins on machinery as a result of machine competition (particularly in the larger-sized bagging machines) in certain areas of the U.S., coupled with the mix of machine models sold during the year. (See "Item 1. Business -Farm Equipment and Products.")

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


Recent Accounting Pronouncements
--------------------------------

         In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", No, 143, "Accounting for Asset Retirement Obligations, No. 142, "Goodwill and Other Intangible Assets" and No. 141 "Business Combinations". The Company's management has considered these new statements and does not expect the application of the provisions of these statements will have a material impact on the Company's financial statements.

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

         Accounts receivable decreased 17.26% at December 31, 2001 to $2,433,842 compared to $2,941,379 at December 31, 2000. The decrease for the year was the result of lower sales for the year coupled with increased collections of accounts receivable during the fourth quarter resulting from customers taking advantage of third-party incentive financing programs offered by the Company. The Company has established adequate reserves ($203,350 at December 31, 2001 compared to $247,690 at December 31, 2000) against accounts receivable in the event that some accounts become uncollectable.

         Inventory decreased 9.42% at December 31, 2001 to $6,695,894 compared to $7,392,557 at December 31, 2000. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its seasonal production with seasonal inventory demands.

         Other current assets increased 17.63% at December 31, 2001 to $225,544 compared to $191,738 at December 31, 2000. The increase was the result of an increase in deposits and prepaid expenses.

         Intangible assets at December 31, 2001 decreased to $18,893 compared to $21,506 at December 31, 2000. The decrease was the result of normal amortization expense for the year.

         Other assets increased 20.52% at December 31, 2001 to $481,704 compared to $399,674 at December 31, 2000. The increase for the year was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4%. As of December 31, 2001, $1,287,855 had been drawn under the credit line. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2002. The Company's line of credit is subject to annual renewal at June 30.

         On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 1,000,000DM ($452,903 US) as security for an additional cash credit facility of the Company's German joint venture. There was -0-DM outstanding under this additional cash credit facility at December 31, 2001.

         Accounts payable increased 11.01% at December 31, 2001 to $672,563 compared to $605,828 at December 31, 2000. The increase for the year was the result of extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities in total, decreased 4.68% at December 31, 2001 to $976,302 compared to $1,024,288 at December 31,
2000. The decrease in total accrued expenses and other current liabilities for the year was the result of lower payroll costs due to seasonal staff reductions and lower accruals due to lower sales for the year, coupled with lower warranty accrual as a result of the Company passing more warranty costs onto its principal suppliers.

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

o A sharp decline in the health of the farming sector of the U.S. economy could cause a reduction in our revenue.

         If a reduction in availability of credit in the farming sector occurs, or, interest rates begin to rise, our sales may decline as farmers will find it more difficult to purchase capital equipment and may become more cautious on incurring additional farm debt.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------


      None.

                                    PART III

Items 10 and 11.  Directors and Executive Officers of the Registrant and
------------------------------------------------------------------------
Executive Compensation
----------------------

      A definitive proxy statement for the 2002 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 3, 2002 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.

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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:
                                                                                                               Page

         1.   Index to Financial Statements.....................................................    29

              Independent Auditor's Report......................................................   F-1

              Balance Sheets at December 31, 2001 and 2000......................................   F-2

              Statements of Income and Comprehensive Income for the years ended
                  December 31, 2001, 2000 and 1999..............................................   F-4

              Statement of Shareholders' Equity for the years ended
                  December 31, 2001, 2000 and 1999..............................................   F-5

              Statement of Cash Flows for the years ended December 31,
                  2001, 2000 and 1999...........................................................   F-6

              Notes to Financial Statements.....................................................   F-7

         2.   Financial statement schedules required to be filed by Item 8 and paragraph (d)
                  of this Item 14:

              Independent Auditor's Report on Supplemental Information..........................  F-24

              Schedule of Valuation and Qualifying Accounts.....................................  F-25

              Audited Financial Statements of BAW group as of December 31, 2001.................  F-26
                  (Considered a significant 50% owned equity investee as defined under SEC Regulation S-X 3-09)


              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits..................................    31

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

                                  AG-BAG INTERNATIONAL LIMITED,
                                  a Delaware corporation

Date: March 15, 2002              By:  \s\ Larry R. Inman
                                       ----------------------------------------
                                        Larry R. Inman, Chief Executive Officer
                                        and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 15, 2002              By:  \s\ Larry R. Inman
                                       ----------------------------------------
                                        Larry R. Inman, Chief Executive Officer;
                                        President, Director and Chairman of the
                                        Board(Principal Executive Officer)

Date: March 15, 2002              By:  \s\ Michael R. Wallis
                                       ----------------------------------------
                                        Michael R. Wallis, Chief Financial
                                        Officer and Vice President, Finance
                                        (Principal Financial and Accounting
                                        Officer)

Date: March 15, 2002              By:  \s\ Lemuel E. Cunningham
                                       ----------------------------------------
                                        Lemuel E. Cunningham, Director

Date: March 15, 2002              By:  \s\ Michael W. Foster
                                       ----------------------------------------
                                        Michael W. Foster, Director

Date: March 15, 2002              By:  \s\ Jim DeMatteo
                                       ----------------------------------------
                                        Jim DeMatteo, Director

Date: March 15, 2002              By:  \s\ Arthur P. Schuette
                                       ----------------------------------------
                                        Arthur P. Schuette, Director

Date: March 15, 2002              By:  \s\ Udo Weber
                                       ----------------------------------------
                                        Udo Weber, Director

                                TABLE OF CONTENTS



                                                                       Page

AG-BAG INTERNATIONAL LIMITED

Independent Auditor's Report                                            F-1

Financial Information

     Balance Sheets                                                     F-2

     Statements of Income and Comprehensive Income                      F-4

     Statements of Shareholders' Equity                                 F-5

     Statements of Cash Flows                                           F-6

     Notes to Financial Statements                                      F-7

Supplemental Information

     Independent Auditor's Report on Supplemental Information           F-24

     Valuation and Qualifying Accounts                                  F-25



BAW

Independent Auditor's Report                                            F-26
Balance sheet at December 31, 2001                                      F-27

Profit and loss account at December 31, 2001                            F-29

A.       Mandate and execution of the mandate                           F-30

B.       Voluntary group accounts                                       F-30

C.       Legal structure of the group                                   F-30

D.       Group accounts as of December 31, 2001                         F-31

E.       Audit Certificate                                              F-38

F.       Explanatory notes                                              F-39

G.       Reconciliation of German GAAP to U.S. GAAP                     F-53

Exhibit I - Composition and development of tangible assets              F-54

Exhibit 2 - Deutche Mark exchange rate table                            F-55

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited

We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.






\s\ Moss Adams LLP
Portland, Oregon
February 20, 2002

AG-BAG INTERNATIONAL LIMITED
BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                    2001                2000
                                                                             ------------------  ------------------

CURRENT ASSETS
     Cash                                                                    $          164,526  $           23,894
     Accounts receivable, less allowance for doubtful
        accounts of $203,350 and $247,690 at 2001
        and 2000, respectively                                                        2,433,842           2,941,379
     Inventories                                                                      6,695,894           7,392,557
     Prepaid expenses and other current assets                                          225,544             191,738
     Deferred income taxes                                                              275,000             209,000
                                                                             ------------------  ------------------

         Total current assets                                                         9,794,806          10,758,568
                                                                             ------------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                    4,227,852           4,346,141
                                                                             ------------------  ------------------

OTHER ASSETS
     Deferred income taxes                                                              200,000              59,000
     Intangible assets, net                                                              18,893              21,506
     BAW Joint-venture                                                                  272,938             141,738
     Other assets                                                                       481,704             399,674
                                                                             ------------------  ------------------

         Total other assets                                                             973,535             621,918
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $       14,996,193  $       15,726,627
                                                                             ==================  ==================





















AG-BAG INTERNATIONAL LIMITED
BALANCE SHEETS
--------------------------------------------------------------------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           December 31,
                                                                             --------------------------------------
                                                                                    2001                2000
                                                                             ------------------  ------------------

CURRENT LIABILITIES
     Bank line of credit                                                     $        1,287,855  $        1,224,638
     Current portion of long-term debt and capital
        lease obligations                                                               402,477             341,221
     Accounts payable                                                                   672,563             605,828
     Accrued payroll and payroll taxes                                                  420,477             451,042
     Dealer deposits                                                                     82,234              49,100
     Warranty reserve                                                                   124,482             190,162
     Accrued expenses and other current liabilities                                     349,109             333,984
     Income taxes payable                                                                     -             175,130
                                                                             ------------------  ------------------

         Total current liabilities                                                    3,339,197           3,371,105
                                                                             ------------------  ------------------

NONCURRENT LIABILITIES
     Long-term debt and capital lease obligations,
        less current portion                                                          1,822,212           2,265,928
                                                                             ------------------  ------------------


         Total liabilities                                                            5,161,409           5,637,033
                                                                             ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (see Note 13)

SHAREHOLDERS' EQUITY
     Preferred stock, $4 liquidation value per share, 8.5% cumulative dividend, nonvoting, 5,000,000 shares authorized,
        174,000 shares issued and outstanding                                           696,000             696,000
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 12,061,991 shares issued                                            120,619             120,619
     Additional paid-in capital                                                       9,210,211           9,210,211
     Treasury stock                                                                     (31,500)                  -
     Retained earnings (deficit)                                                       (160,546)             62,764
                                                                             ------------------- ------------------

         Total shareholders' equity                                                   9,834,784          10,089,594
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       14,996,193  $       15,726,627
                                                                             ==================  ==================


See accompanying notes.
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                              Years Ended December 31,
                                                                ---------------------------------------------------
                                                                      2001             2000              1999
                                                                ----------------  ---------------  ----------------
NET SALES                                                       $     28,708,233  $    31,451,150  $     32,686,832
COST OF SALES                                                         22,947,604       24,799,690        25,084,577
                                                                ----------------  ---------------  ----------------

     Gross profit from operations                                      5,760,629        6,651,460         7,602,255

OTHER OPERATING EXPENSES
     Selling expenses                                                  3,441,197        3,329,880         3,574,830
     Administrative expenses                                           2,626,268        2,548,446         2,698,658
     Research and development expenses                                   213,757          136,186           323,997
                                                                ----------------  ---------------  ----------------


     Income (loss) from operations                                      (520,593)         636,948         1,004,770

OTHER INCOME (EXPENSE)
     Interest income                                                      30,714           42,996             7,185
     Interest expense                                                   (355,686)        (456,158)         (333,170)
     Joint venture equity and royalties                                  299,065          179,703           134,402
     Other                                                               149,283          110,325           162,384
                                                                ----------------  ---------------  ----------------

Income (loss) before income taxes                                       (397,217)         513,814           975,571

Provision (benefit) for income taxes                                    (233,067)          (8,000)          327,000
                                                                ----------------- ---------------- ----------------

NET INCOME (LOSS) AND

  COMPREHENSIVE INCOME (LOSS)                                   $       (164,150) $       521,814  $        648,571
                                                                ================= ===============  ================


Basic and diluted net income (loss) per common share            $         (0.02)  $          0.04  $          0.05
                                                                ================  ===============  ===============

Basic and diluted weighted average common
   shares outstanding                                                 12,001,868       12,061,991        12,061,991
                                                                ================  ===============  ================











See accompanying notes.
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                             Preferred Stock        Common Stock           Treasury Stock      Additional  Retained       Total
                            ------------------ ----------------------- -----------------------   paid-in    earnings  shareholders'
                             Shares   Amount     Shares      Amount      Shares      Amount      capital   (deficit)      equity
                            -------- --------- ----------- ----------- ----------- ----------- ---------- ----------- -------------

Balance, December 31, 1998   174,000 $696,000  12,061,991   $ 120,619           -          -  $9,210,211  $(989,301)   $9,037,529

Preferred stock dividends                                                                                   (59,160)      (59,160)
Net Income                                                                                                  648,571       648,571
                            -------- --------- ----------- ----------- ----------- ----------- ---------- ----------- -------------

Balance, December 31, 1999   174,000  696,000  12,061,991     120,619           -          -   9,210,211   (399,890)    9,626,940

Preferred stock dividends                                                                                   (59,160)      (59,160)
Net Income                                                                                                  521,814       521,814
                            -------- --------- ----------- ----------- ----------- ----------- ---------- ----------- -------------

Balance, December 31, 2000   174,000  696,000  12,061,991     120,619           -          -  9,210,211      62,764    10,089,594

Purchase of common stock                                                  105,000    (31,500)                             (31,500)
Preferred stock dividends                                                                                   (59,160)      (59,160)
Net loss                                                                                                   (164,150)     (164,150)
                            -------- --------- ----------- ----------- ----------- ----------- ---------- ----------- -------------

Balance, December 31, 2001   174,000 $696,000  12,061,991  $  120,619     105,000  $  (31,500) $9,210,211 $ (160,546) $ 9,834,784
                            ======== ========= =========== =========== =========== =========== ========== =========== =============























See accompanying notes.
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                              Years Ended December 31,
                                                                ---------------------------------------------------
                                                                      2001             2000              1999
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $       (164,150) $       521,814  $        648,571
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                                   762,390          612,845           565,322
         Inventory write-down and obsolescence                            77,500          256,000           346,500
         (Gain) loss on disposition of equipment                           8,648             (100)            3,239
         Deferred income taxes                                          (207,000)        (154,000)          221,000
         Equity in joint venture earnings                               (131,200)         (65,000)          (24,239)

     Change in assets and liabilities:
         Accounts receivable                                             507,537       (1,065,602)          458,135
         Inventories                                                     397,528         (452,248)       (1,798,281)
         Prepaid expenses and other current assets                       (33,806)         113,551           155,403
         Other assets                                                    (82,030)         (82,443)           29,695
         Accounts payable                                                 66,735         (528,166)          302,072
         Accrued expenses and other current liabilities                  (47,986)        (271,457)          (24,265)
         Income taxes payable                                           (175,130)         162,478           (26,984)
                                                                ----------------- ---------------  -----------------

         Net cash from operating activities                              979,036         (952,328)          856,168
                                                                ----------------  ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (427,984)        (330,208)         (484,267)
     Construction in progress                                                  -         (482,199)          (78,682)
     Acquisition of intangible assets                                     (4,267)               -                 -
     Proceeds from disposition of equipment                                3,750            3,000             8,500
                                                                ----------------  ---------------  ----------------


         Net cash from investing activities                             (428,501)        (809,407)         (554,449)
                                                                ----------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                     13,068,243       11,749,880        22,902,233
     Principal payments on line of credit                            (13,005,026)     (10,525,242)      (22,902,233)
     Proceeds on issuance of debt                                              -          500,000           286,752
     Principal payments on debt                                         (382,460)        (385,236)         (361,443)
     Payment of shareholders' notes                                            -           (6,523)          (17,572)
     Purchase of common stock                                            (31,500)               -                 -
     Dividends paid                                                      (59,160)         (59,160)          (59,160)
                                                                ----------------- ---------------- -----------------

         Net cash from financing activities                             (409,903)       1,273,719          (151,423)
                                                                ----------------- ---------------  -----------------

NET (DECREASE) INCREASE IN CASH                                          140,632         (488,016)          150,296

CASH, beginning of year                                                   23,894          511,910           361,614
                                                                ----------------  ---------------  ----------------

CASH, end of year                                               $        164,526  $        23,894  $        511,910
                                                                ================  ===============  ================

See accompanying notes.
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The Company transferred $476,214, $139,432, and $71,236 in 2001, 2000, and 1999,
respectively, from rental equipment to inventory held for sale. In 2001 and 2000, the Company transferred $697,849 and $111,863, respectively, from inventory held for sale to rental equipment.

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

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - (continued)

Property, plant, and equipment - Property, plant and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from five to seven years for equipment and twenty to thirty years for buildings.

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

Revenue recognition - Revenue is recognized when all of the following have taken place. The customer has placed an order for the product, the product is delivered or shipped to the customer, the sales price has been determined and collection is reasonably assured. The Company includes revenues earned on shipping costs billed to customers in Net Sales. Costs to ship products are included in Cost of Sales.

Warranty - At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements.

Stock option plan - The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized as described in Note 10.

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

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1       - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - (continued)

Advertising costs - The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2001, 2000, and 1999 were $573,945, $532,573, and $466,270, respectively.

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

Segment information - The Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has analyzed the reporting requirements of the standard and has determined that its operations are within a single operating segment.

Disclosure of fair value of financial instruments - The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2001 and 2000 because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of December 31, 2001 and 2000 based upon interest rates and terms available for the same or similar loans.

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

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - (continued)

Recently issued accounting standards - The Financial Accounting Standards Board
(FASB) has recently issued statements relating to impairment of long-lived assets, asset retirement obligations, business combinations, goodwill and other intangible assets. The Company's management has considered these new statements and does not expect the application of the provisions of these statements will have a material impact on the Company's financial statements.

NOTE 2  - INVENTORIES

Inventories consist of the following:
                                                       December 31
                                         --------------------------------------
                                                2001                2000
                                         ------------------  ------------------

     Parts and subassembly               $        2,565,876  $        2,462,987
     Work in process and raw materials            1,275,202           1,056,673
     Machines                                     1,655,157           2,092,610
     Bags and other finished goods                1,199,659           1,780,287
                                         ------------------  ------------------
                                         $        6,695,894  $        7,392,557
                                         ==================  ==================


NOTE 3  - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:
                                                       December 31
                                         --------------------------------------
                                                2001                2000
                                         ------------------  ------------------

     License and patent costs            $          617,113  $          612,845

     Less accumulated amortization                  598,220             591,339
                                         ------------------  ------------------

                                         $           18,893  $           21,506
                                         ==================  ==================


Amortization expense for the years ended December 31, 2001, 2000, and 1999, was $6,880, $14,056, and $19,392, respectively.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following:

                                                                      December 31
                                                         -------------------------------------
                                                               2001                2000
                                                         -----------------  ------------------

     Land                                                $         160,826  $          160,826
     Buildings                                                   2,853,400           2,850,270
     Vehicles                                                      353,928             353,928
     Office furniture, fixtures and equipment                    2,263,420           1,847,346
     Plant equipment                                             3,468,013           3,224,736
     Rental equipment                                              507,656             364,483
     Leasehold improvements                                         70,014              70,014
                                                         -----------------  ------------------

                                                                 9,677,257           8,871,603

     Construction in progress                                            -             482,199

     Less accumulated depreciation and amortization             (5,449,405)         (5,007,661)
                                                         ------------------ -------------------

                                                         $       4,227,852  $        4,346,141
                                                         =================  ==================

Certain property, plant and equipment serve as collateral for short- and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 2001 and 2000, gross amount of equipment under lease was $84,622 and $144,287, respectively. Accumulated depreciation related to those capital leases was $73,984 and $105,785 at December 31, 2001 and 2000, respectively.

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $755,510, $598,789, and $545,930, respectively.


NOTE 5 - LINE OF CREDIT

The Company has an operating line of credit (LOC) with a bank for up to $5,000,000 at December 31, 2001 and 2000. The line of credit is secured by accounts receivable, inventories, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4% at December 31, 2001 and prime rate plus 1/2% at December 31, 2000 (5.0% at December 31, 2001 and 10.0% at December 31, 2000). As of December 31, 2001 and 2000, $1,287,855 and
$1,224,638 were outstanding under the operating line of credit. The line of credit is subject to certain net worth and EBITDA covenants, and an annual capital expenditure limit.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:
                                                                       December 31
                                                         --------------------------------------
                                                                2001                2000
                                                         ------------------  ------------------

Note  payable in monthly  installments  of $2,436,
including  interest at 8.32%,  through  July 2005,
secured by certain equipment, office furniture and
fixtures  and  personal   guarantees   of  certain
shareholders,  subordinate  to  building  loan and
certain equipment loans                                  $           90,291  $          111,058

Note   payable,   monthly   payments   of  $6,724,
including   interest  at  9%  through  July  2017,
secured by real property                                            670,976             689,200

Note  payable in monthly  installments  of $4,650,
including  interest at 6.7% through November 2017,
secured by real property                                            545,136             563,883

Note payable in monthly principal  installments of
$5,833, plus interest at prime plus .75% (5.50% at
December 31, 2001 and 10.25% at December 31, 2000)
through April 2003, secured by fixed asset blanket                   93,333             163,333

Note  payable in monthly  installments  of $8,333,
plus  interest  at  8.38%  through  January  2006,
secured by certain equipment                                        408,333             500,000

Note  payable  with the City of  Blair,  Nebraska,
with  monthly  installments  of $6,607,  including
interest at 3% through September 2004,  secured by
Blair plant and equipment                                           209,018             280,855

















AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - (CONTINUED)

                                                                       December 31
                                                         --------------------------------------
                                                                2001                2000
                                                         ------------------  ------------------
Note  payable in monthly  installments  of $3,105,
including interest at 8.75% through December 2004,
secured by certain equipment                                         97,827             125,083
                                                         ------------------  ------------------


                                                                  2,114,914           2,433,412

     Less:  Current portion                                         335,385             274,321
                                                         ------------------  ------------------
                                                         $        1,779,529  $        2,159,091
                                                         ==================  ==================

Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                             Capital lease obligations
                                                  Long-term     ---------------------------------------------------
                                               debt excluding       Minimum            Amount
                                                capital lease        lease         representing
                                                 obligations        payments          interest          Principal
                                               ---------------  ----------------  ---------------  ----------------

Year ending December 31, 2002                   $      335,385  $         73,188  $         6,096  $         67,092
                         2003                          299,071            44,517            1,834            42,683
                         2004                          267,011                 -                -                 -
                         2005                          170,130                 -                -                 -
                         2006                           63,322                 -                -                 -
                   Thereafter                          979,995                 -                -                 -
                                               ---------------  ----------------  ---------------  ----------------

                                               $     2,114,914  $        117,705  $         7,930  $        109,775
                                               ===============  ================  ===============  ================


NOTE 7 - NOTE PAYABLE TO SHAREHOLDER AND RELATED PARTY

The Company had a note payable to a shareholder of the Company. The note included interest at 10% and required monthly principal and interest payments of $1,600 through April 30, 2000, at which time the note was paid off. Interest expense related to shareholders and related parties amounted to $135 and $1,628 in 2000 and 1999, respectively.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                           Year ended December 31,
                                                          ---------------------------------------------------------
                                                                2001                2000                1999
                                                          -----------------  ------------------  ------------------

     Current:
         Federal                                          $               -   $         226,000  $          369,000
         Net operating loss utilized                                      -                   -            (263,000)
         Suspended general business credits utilized                (27,150)                  -                   -
         General business credits utilized                                -             (82,000)                  -
         State                                                        1,083              16,000              25,000
         Net operating loss utilized                                      -             (14,000)            (25,000)
                                                          -----------------  ------------------- -------------------

                                                                    (26,067)            146,000             106,000
                                                          ------------------ ------------------  ------------------

     Deferred:
         Federal                                                   (195,000)           (164,000)            196,000
         State                                                      (12,000)             10,000              25,000
                                                          ------------------ ------------------  ------------------

                                                                   (207,000)           (154,000)            221,000
                                                          ------------------ ------------------- ------------------

              Total income tax expense (benefit)          $        (233,067) $           (8,000) $          327,000
                                                          ================== =================== ==================

Deferred tax assets and liabilities consist of the following:
                                                                                           December 31
                                                                             --------------------------------------
                                                                                    2001                2000
                                                                             ------------------  ------------------
     State net operating loss carryforward                                   $           80,000  $           66,000
     Federal net operating loss carryforward                                            169,000                   -
     General business credit carryforward                                               243,000             212,000
     Alternative minimum tax credit carryforward                                         21,000                   -
     Capital loss carryforward                                                          135,632             135,632
     Expenses not currently deductible                                                   73,000             112,000
                                                                             ------------------  ------------------
              Gross deferred tax asset                                                  721,632             525,632

     Valuation allowance                                                               (135,632)           (135,632)
                                                                             ------------------- -------------------
              Net deferred tax asset                                                    586,000             390,000

     Gross deferred tax liability, primarily
         due to differences in depreciation                                            (111,000)           (122,000)
                                                                             ------------------- -------------------

              Net deferred tax asset                                         $          475,000  $          268,000
                                                                              =================  ==================

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (CONTINUED)

At December 31, 2001, the Company had a federal net operating loss of approximately $497,000 that is available to offset future federal taxable income through 2021.

At December 31, 2001, the Company has research tax credit carryforwards for federal income tax purposes of approximately $243,000 that are available to offset future federal income. These credits can be carried forward through 2021. The Company has a gross capital loss carryforward of $886,431 available to offset future capital gains through 2002.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                             2001     2000    1999
                                            ------   ------  ------

     Statutory federal income tax rate       (34%)     34%     34%
     General business credits                (20)     (35)      -
     Nondeductible and non-taxable items      (2)       1       2
     Other                                    (3)      (1)     (2)
                                            ------   ------  ------

     Effective tax rates                     (59%)     (1%)    34%
                                            ======   ======  ======

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

NOTE 9 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:
                                             Year ended December 31
                                    ----------------------------------------
                                        2001          2000          1999
                                    ------------  ------------  ------------

     Cash paid during year for:
         Interest                   $    355,686  $    456,158  $    333,170
         Income taxes               $     90,800  $     10,516  $    145,084

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY

Treasury stock - During 2001, the Company repurchased 105,000 shares of its common stock from a retiring director for $31,500.

Preferred stock - The Preferred Stock is redeemable solely at the option of the Company. The Company maintains life insurance on the owner of the Preferred Stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of Preferred Stock.

Stock awards - The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. No awards were granted under the Plan for 2001, 2000, and 1999. At December 31, 2001, there were 125,335 shares available for grant under the Employee Stock Plan.

Common stock options - The Company has an Incentive Stock Option Plan (the Incentive Plan) and has reserved 185,000 shares of common stock for issuance under the Incentive Plan. Options under the Incentive Plan are issuable to officers and employees of the Company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options is determined for each grant by the Board of Directors. At December 31, 2001, there were 145,000 shares available for grant under the Incentive Stock Option Plan.

During 1996, the Company adopted a Non-employee Director Stock Option Plan ( the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who is not an employee of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. Beginning with the annual meeting in 2000, those directors who have served a three (3) year period, receive an annual grant of 10,000 options which become exercisable six months after the grant date. At December 31, 2001, there were 610,000 shares available for grant under the Non-Employee Director Stock Option Plan.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (CONTINUED)

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001 and 2000, using the Black-Scholes pricing model as prescribed under SFAS 123. The following assumptions were made for grants in 2001 and 2000: risk-free interest rate of 4.41% and 6.10% respectively, expected life of seven years and three years respectively, and dividend rate of zero percent. For 2001 and 2000, the expected volatility over the expected lives of the grants was assumed to be 7.8% and 7.5% respectively. The weighted average fair value of the options granted was estimated to be $.34 in 2001 and $.29 in 2000.

If the Company had accounted for the value of the options granted during 2001, 2000, and 1999, in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                     2001          2000          1999
                                    ------------  ------------  ------------

     Net income (loss):
         As reported                $   (164,150) $    521,814  $    648,571
         Pro forma                  $   (178,023) $    510,023  $    618,739

     Net income (loss) per share:
         As reported                       (.02)           .04           .05
         Pro forma                         (.02)           .04           .05

The resulting pro forma compensation costs may not be representative of that expected in future years.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (CONTINUED)

Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 2001, are summarized as follows:

                                                 The Incentive Plan          The Director Plan
                                              ---------------------------- ----------------------------
                                                                Weighted                    Weighted
                                                                Average                     Average
                                                                Exercise                    Exercise      Combined
                                                  Shares         Price        Shares         Price         Shares
                                              ---------------- ----------- --------------- ------------- -----------
Options outstanding at December 31, 1998             86,788    $    0.97        350,000    $    0.99        436,788

Options expired                                     (10,000)   $    0.69              -    $       -        (10,000)
                                              ----------------             ---------------               -----------
                                                     76,788    $    1.01        350,000    $    0.99        426,788
Options outstanding at December 31, 1999

Options granted                                           -    $      -          50,000    $    0.39         50,000

Options expired                                      (6,788)   $    1.03        (50,000)   $    1.06        (56,788)
                                              ----------------             ---------------               -----------
                                                     70,000    $    1.00        350,000    $    0.91        420,000
Options outstanding at December 31, 2000

Options granted                                      20,000    $    0.33         40,000    $    0.35         60,000

Options expired                                     (50,000)   $    1.06              -    $       -        (50,000)
                                              ----------------             ---------------               -----------
                                                     40,000    $    0.60        390,000    $    0.84        430,000
Options outstanding at December 31, 2001
                                              ================            ================            ==============


Options exercisable at December 31, 1999             76,788    $    1.01       350,000     $     0.99       426,788
                                              ================            ================            ==============
                                                     70,000    $    1.00       350,000     $     0.91       420,000
Options exercisable at December 31, 2000
                                              ================            ================            ==============
                                                     40,000    $    0.60       390,000     $     0.84       430,000
Options exercisable at December 31, 2001
                                              ================            ================            ==============

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (CONTINUED)

At December 31, 2001, the Company had outstanding options for the purchase of 430,000 shares of common stock as follows:
                                                           Average
               Number of Options      Price Range      Remaining Life
               -----------------      -----------      --------------
               260,000 options        $1.00-$1.06            5 years
                60,000 options        $0.56-$0.69            1 year
               110,000 options        $0.33-$0.39            7 years


NOTE 11 - FOREIGN SALES ACTIVITY

Export sales from the Company's United States operations are as follows:

                                         Year Ended December 31
                               ----------------------------------------
                                   2001          2000          1999
                               ------------  ------------  ------------

     Latin America/Mexico      $     88,864  $    194,947  $    259,825
     Canada                       1,030,174     1,280,096     1,888,781
     Germany                        444,767       441,188       495,049
     Other                          248,183       109,272       161,689
                               ------------  ------------  ------------

                               $  1,811,988  $  2,025,503  $  2,805,344
                               ============  ============  ============

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT-VENTURE

On February 27, 1997, the Company entered into a Joint Venture Agreement with Budissa Agroservice Gesellschaft and formed BAW (Budissa Agrodienstleistungen und Warenhandels). The Company has a 50% interest in BAW which is accounted for under the equity method. BAW folds and distributes silage bags throughout Europe.

                                                   2001          2000
                                             --------------  -------------

         Investment, beginning of year       $      141,738  $      76,738

         Share of income for the year               131,200         65,000
                                             --------------  -------------

         Investment, end of year             $      272,938  $     141,738
                                             ==============  =============




On February 27, 1997, BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are earned by the Company based upon the poundage folded by BAW. In 2001, 2000, and 1999 income from this agreement was $168,000, $115,000 and $110,000, respectively.

On December 18, 2000, Ag-Bag International Limited entered into an agreement with Dresdner Bank to guarantee up to 1,000,000DM ($452,903 US) as security for an additional cash credit facility of BAW. There was -0-DM outstanding under this additional cash credit facility at December 31, 2001 and 2000 guaranteed by the Company.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT-VENTURE  - (CONTINUED)

Condensed financial statements for the Company's BAW Joint Venture in Germany are as follows:
                                                                        (Dollars in 000's)
                                                                   Year Ended December 31
                                                                   ----------------------
                                                                  2001              2000             1999
                                                                  ----              ----             ----
         Current assets                                       $    967          $    604         $    314
         Property, plant & equipment (net)                         707               262              343
         Other assets                                               18                10               21
                                                              --------          --------         --------
         Total assets                                         $  1,692          $    876         $    678
                                                              ========          ========         ========

         Current liabilities                                  $    511          $    380         $    267
         Long term liabilities                                     552               191              227
                                                              --------          --------         --------
         Total liabilities                                       1,063               571              494
                                                              --------          --------         --------

         Shareholders' equity                                      577               291              184
         Minority interest                                          52                14                -
                                                              --------          --------         --------
         Total shareholders' equity                                629               305              184
                                                              --------          --------         --------
         Total liabilities & shareholders' equity             $  1,692          $    876         $    678
                                                              ========          ========         ========

         Net sales                                            $  3,357           $ 2,548          $ 1,773
         Cost of goods sold                                    ( 2,350)          ( 1,816)         ( 1,224)
                                                              ---------         ---------        ---------
         Gross profit                                            1,007               732              549
         Selling & administrative expenses                        (511)             (478)            (319)
         Other income (expense)                                    (31)              (14)             (16)
         Income taxes                                             (123)             (125)            (109)
                                                              --------          --------         --------
         Net income (*)                                       $    342          $    115         $    105
                                                              ========          ========         =========

         *Attributed to other shareholders'                   $      36         $      9         $      -

The condensed balance sheets have been translated from the German Mark to the U.S. dollar at the exchange rate in effect at December 31 of each year. The exchange rates used at December 31, 2001, 2000, and 1999 for the balance sheets were $.45, $.48, and $.51 respectively. The condensed income statements have been translated from the German Mark to the U.S. dollar at the average exchange rate in effect for the years ended December 31. The average exchange rates used at December 31, 2001, 2000, and 1999 for the income statements were $.47, $.50, and $.55 respectively.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Commitments - The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross (Supplier) pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement. The Company considers its relationship with Supplier to be good. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls.

Contingencies - The Company is involved in litigation matters that are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the year ended December 31, 2001.


NOTE 14 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash and receivables. The Company's cash balances are with federally insured banks and periodically exceed insured limits.


NOTE 15 - PROFIT SHARING PLAN

The Company has a qualified profit sharing plan covering all full-time personnel with at least one year of continuous service. Contributions to the plan are at the discretion of the Company's management. Although no contributions were made to the profit sharing plan in 2001, the Company made contributions to the plan of $119,930, and $98,708 for the years ended December 31, 2000, and 1999, respectively.

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - QUARTERLY FINANCIAL DATA - (UNAUDITED)

                                                     2000                                   2001
                                            (Dollars in Thousands)                 (Dollars in Thousands)
                                    -----------------------------------      -----------------------------------
                                       Q-1      Q-2      Q-3      Q-4          Q-1      Q-2       Q-3       Q-4
                                     -------  -------  -------  -------      -------  -------  --------  -------
Net sales                            $ 6,692  $ 9,643  $10,702  $ 4,414      $ 4,149  $10,159  $ 10,156  $ 4,244
Gross profit from operations           1,423    2,292    2,429      507          772    2,379     2,316      294

Income (loss) before extraordinary
  items and cumulative effect of a
  change in accounting                   (33)     597      511     (553)        (367)     461       385     (643)
                                     -------  -------  -------  -------      -------  -------  --------  -------
Net income (loss)                    $   (33) $   597  $   511  $  (553)     $  (367) $   461  $    385  $  (643)
                                     =======  =======  =======  =======      =======  =======  ========  =======

Basic and diluted net income (loss)
  per common share                   $  0.00  $  0.05  $  0.04  $ (0.05)     $ (0.03) $  0.04  $   0.03  $ (0.06)
                                     =======  =======  =======  =======      =======  =======  ========  =======

                            SUPPLEMENTAL INFORMATION

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION


To the Board of Directors and Shareholders
Ag-Bag International Limited

Under date of February 20, 2002, we reported on the balance sheets of Ag-Bag International Limited as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999 as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




\s\ Moss Adams LLP
Portland, Oregon
February 20, 2002

AG-BAG INTERNATIONAL LIMITED
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------



          Column A                  Column B              Column C              Column D              Column E
---------------------------    ------------------    ------------------    ------------------    ------------------

                                   Balance at            Charged to            Write-offs,             Balance
                                    beginning             costs and              net of                at end
         Description                 of year              expenses             recoveries              of year
---------------------------    ------------------    ------------------    ------------------    ------------------
Year ended December 31:
2001:
Allowance for doubtful
     accounts                  $          247,690    $           25,000    $         (69,340)     $         203,350
Warranty reserve               $          190,162    $          159,597    $       (225,277)      $         124,482
Inventory valuation reserve    $          718,951    $           77,500    $        (144,129)     $         652,322

2000:
Allowance for doubtful
     accounts                  $          147,024    $          175,000    $         (74,334)     $         247,690
Warranty reserve               $          175,000    $          319,541    $        (304,379)     $         190,162
Inventory valuation reserve    $          487,591    $          256,000    $         (24,640)     $         718,951

1999:
Allowance for doubtful
     accounts                  $          327,510    $          175,000    $        (355,486)     $         147,024
Warranty reserve               $          140,000    $          368,410    $        (333,410)     $         175,000
Inventory valuation reserve    $          246,735    $          346,500    $        (105,644)     $         487,591

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited

We have audited the accompanying balance sheet of BAW group as of December 31, 2001, and the related statements of operating results and cash flows, for the year then ended, which, as described in Note B to the financial statements have been prepared on the basis of accounting principles generally accepted in Germany. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in Germany. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAW group as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in Germany.







\s\Dipl. Ing. Martin Steinebach
02625 Bautzen
January 24, 2002

                                    BAW group
                                    Balance Sheet
                                  December 31, 2001


                                                     2001                  2000             1999
                                                     DM                    ThDM             ThDM
                                                     --                    ----             ----
A.       Fixed assets

II.      Tangible assets

         1.       Real estate and buildings        966,739.--               0.0              0.0
         2.       Technical equipment
                  and machinery                    564,007.42             508.5            633.7
         3.       Other equipment, tools,
                  furniture + fixtures              41,774.10              32.1             34.6
         4.       Plants under construction              ./.                2.7              0.0
                                                -------------           ---------       ---------
                                                 1,572,520.52             543.3            668.3

B.       Liquid assets

I.       Stock

         1.       Raw materials and
                  supplies                           8,000.--               8.2             10.2
         3.       Finished products
                  + goods                          479,370.81             213.0            389.4
         4.       Advance payments made                 93.25               0.0              0.0
                                                -------------           ---------       ---------
                                                   487,464.06             221.2            399.6
                                                -------------           ---------       ---------

II.      Accounts receivable and other assets

         1.       Trade accounts receivable        873,901.51             475.8            137.5
         3.       Accounts receivable from
                  shareholders                     100,000.--             252.8              0.0
         4.       Other assets                      27,570.21              17.0              6.3
                                                -------------           ---------       ---------
                                                 1,001,471.72             745.6            143.8
                                                -------------           ---------       ---------

III.     Checks, cash, Federal Reserve
          Bank and Postbank balance,
          cash in banks
                                                   659,001.91             287.6             69.0
                                                -------------           ---------       ---------

         Liquid assets total                     2,147,937.69           1,254.4            612.4
                                                -------------           ---------       ---------


C.       Deferred item                              17,625.95              21.7             39.9

D.       Active deferred taxes                      21,814.14               0.0              0.0
                                                -------------           ---------       ---------

Total assets                                     3,759,898.30           1,819.4          1,320.6
                                                =============           =========       =========








                                      BAW group
                                    Balance Sheet
                                  December 31, 2001


                                                     2001                  2000             1999
                                                     DM                    ThDM             ThDM
                                                     --                    ----             ----
A.       Equity

I.       Capital stock                             146,687.25             146.7            149.4
IV.      Profit carried forward                    384,912.09             135.2             21.7
V.       Year's profit                             556,010.84             249.7             98.5
                                                -------------           ---------       ---------
         Subtotal                                1,087,610.18             531.6            269.6

VI.      Conversion                                 48,250.03              19.9              0.0
VII.     Shares of other shareholders              103,713.04              34.4              0.0
                                                -------------           ---------       ---------
         Equity capital total                    1,239,573.25             585.9            269.6
                                                =============           =========       =========



B.       Special item including
         reserves                                  262,346.62             100.7            183.2

C.       Reserves

         1.       Passive deferred taxes           120,000.--             347.9            107.1
         2.       Tax reserve                      325,920.86               0.0             30.5
         4.       Other reserves                    93,302.--              59.7            105.6
                                                -------------           ---------       ---------
         Reserves total                            539,222.86             407.6            243.2
                                                -------------           ---------       ---------

D.        Payables

         2.       Liabilities to credit
                  institutions                     912,609.78             199.2            292.8
         4        Accounts payable for
                  purchases + deliveries            58,004.21             431.4            272.8
         6.        Liabilities to shareholders     673,795.21               0.0             22.7
         8.       Other liabilities                 31,383.36              69.3             36.3
                                                -------------           ---------       ---------
         Payables total                          1,675,792.56             699.9            624.6
                                                -------------           ---------       ---------

E.       Deferred item                              42,963.01              25.3              0.0
                                                -------------           ---------       ---------

Total liabilities and equity                     3,759,898.30           1,819.4          1,320.6
                                                =============           =========       =========









                                    BAW group
                      Profit and loss account of the group
                  For the period from 01.01.2001 to 31.12.2001


                                                     2001                  2000             1999
                                                     DM                    ThDM             ThDM
                                                     --                    ----             ----

1.       Sales proceeds                          6,672,571.60           4,974.7          3,021.9

2.       Change in stock                      +    266,415.44    ./.      345.5            202.7

4.       Other business proceed                    514,562.73             148.8            174.1
5.       Material costs

         a)  Costs for raw materials and
             supplies                       ./.  4,464,570.81     ./.   2,825.3    ./.   2,050.2

         b)   costs of services received    ./.    832,366.58     ./.     481.3    ./.     359.0
                                                -------------           ---------       ---------
Gross profit                                     2,156,612.38           1,471.4            989.5

6.       Personnel costs
         a)   wages and salaries                   271,690.93             187.4            129.0
         b)   social contributions                  60,624.36              44.7             21.7
7.       Depreciation
         a) on tangible assets                     296,255.30             168.4            139.9
8.       Other operating expenses                  625,908.68             476.0            464.6
11.      Other interests and similar
         proceeds                             +     11,771.10       +       5.7      +       1.0
13.      Interests and similar expenses             77,353.77              34.4             29.7
                                                -------------           ---------       ---------
14.      Result of regular operations         +    836,550.44       +     566.2      +     205.6

18.      Taxes from income and
         revenue                             ./.   210,643.92      ./.    293.2     ./.    107.1
19.      Other taxes                                 3,905.05               0.8              0.0
                                                -------------           ---------       ---------
20.      Year's profit                        +    622,001.47       +     272.2      +      98.5
                                                =============           =========       =========

         Including to other shareholders            65,990.63               22.5             1.3
                                                =============           =========       =========

21.      Year's profit without other
         shareholders                              556,010.84              249.7            97.2
                                                =============           =========       =========

A.       Mandate and execution of the mandate
---------------------------------------------

The managing director of BAW Budissa Agrodienstleistungen und Warenhandels GmbH, registered office at 02694 MALSCHWITZ; Ortsteil Kleinbautzen,, ordered us, on the basis of the shareholder resolution adopted January 30, 2001, to audit the voluntary annual accounts of the group for the period from January 1, 2001 to December 31, 2001 including the balance sheet, the profit and loss account, the notes to the financial statement and the report on the economic position..

The audit of the annual accounts of the group was based on the provisions of HGB (Commercial Code) and the GmbH Law (Law concerning limited liability companies), in particular, the general rule stipulated under ss. 300 Commercial Law.

The order was executed in the month of January 2002.

The execution of the order - also concerning the relationship to third parties - is based on the general contract terms for auditors and auditing companies as amended on 01.01.2002, a copy of which is attached to this statement

The following statement is made on the results:

B.       Voluntary group accounts
---------------------------------

The Company established the annual accounts of the group as of December 31, 2001 voluntarily pursuant to the shareholder resolution adopted January 30, 2001. The limits of ss. 293 Commercial Code were not exceeded. The annual accounts of the group were prepared on the basis of the rules concerning the commercial law. It is a statement of annual accounts purely based on the commercial law. Any tax voting rights were not exercised (see, in particular, item D.III.).


C.       Legal structure of the group
-------------------------------------

The group structure complies with ss. 290 sub-clause 1 HGB. The parent company of the group is BAW Budissa Agrodienstleistungen und Warenhandels GmbH, registered office at Niederkaina. The subsidiaries of BAW Budissa
Agrodienstleistungen und Warenhandels GmbH, AG-BAG HUNGARIA KFT and "AG BAG Polska" sp.zo.o. are affiliated companies pursuant to ss. 271 sub-clause 2 HGB and to ss. 290 sub-clause 2 HGB, respectively.

The company AG-BAG HUNGARIA KFT was incorporated on February 11, 1999 in Gyor (Hungary) by cash subscription. Having paid an initial contribution of Forint 6,300,000.-- , BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 90% of the shares in the Company. Mr. Szocs Csaba holds 10% of the shares in the company having paid an initial contribution of Forint 700,000.--. In the business year the capital was increased from Forint 3,000,000.--by Forint 4,000,000.--to Forint 7,000,000.--.

C.       Legal structure of the group - (continued)
---------------------------------------------------

"AG BAG Polska" Sp.zo.o. was incorporated on 08.19.1999 in Szelejewo Drugie (Republic of Poland) by cash subscription. Having paid an initial contribution of Zloty 80,000. --, BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 80 % of the shares of the company. Mr. Karol Benedykt Glapiak and Mrs. Marta Kashyna hold 10 % of the shares in the company, each, having paid an initial contribution of Zloty 10,000. --, each.

Both subsidiaries are registered in the corresponding Commercial Register.


D.       Group accounts as of December 31, 2001
-----------------------------------------------

I.       Cut-off date and deferred valuation of the consolidated companies
         -----------------------------------------------------------------

BAW Budissa Agrodienstleistungen und Warenhandels GmbH as the parent company of the group as well as the subsidiaries AG-BAG HUNGARIA KFT and "AG BAG Polska Sp.zo.o. were included in the group accounts. December 31, 2001 is the cut-off date of the group accounts. Both the parent company as well as the included subsidiaries prepared regular annual accounts as of this cut-off date.


II.      Regularity of the special accounts  included in the group accounts
         -------------------------------------------------------------------
         (ss.317 sub-par. 2 HGB)
         -----------------------

The annual accounts included in the group accounts were duly prepared on the basis of the national commercial laws. For the annual accounts as of 12.31.2001 of BAW Budissa Agrodienstleistungen und Warenhandels GmbH the unquaified audit certificate was issued on January 23, 2002 and for the annual accounts of AG BAG Polska Sp.zo.o. on 01.15..2002. On 01.28.2002 the annual statement of accounts of "AG BAG Polska" Sp.zo.o. will presumably be established.

For the annual accounts of the Hungarian subsidiary as of 12.31.2001 an auditor's report dated 01.15.2002 was submitted to us. The annual statement of accounts of AG BAG UNGARIA KFT will presumably be by the shareholders on 01.28.2002.


III.     Breakdown of the group accounts and valuation principles
         --------------------------------------------------------

The balance sheet of the group as well as the profit and loss account were stated and classified pursuant to the provisions of the commercial law for Companies. The requirements of ss.ss. 297 ff HGB were paid due regard to.

Since the company is a joint venture we had to come to an agreement concerning uniform valuation regulations in the group accounts. Since the parent company has its registered office and management in Germany we agreed to use the German valuation regulations for these group accounts without having taken into consideration any tax privileges pursuant to German, Polish or Hungarian tax laws.

III.     Breakdown of the group accounts and valuation principles -
         -----------------------------------------------------------
         (continued)
         -----------

The consequence was that for the individual accounts a trade balance II (see Tz. 26 concerning ss. 300 Commercial Law in "Beck'scher Bilanzkommentar, 4th edition) had to be established pursuant to ss. 300 (2) Commercial Law. In this trade balance II all tax privileges were eliminated and uniform valuation principles were applied. The conversion of the individual accounts was made according to the concept of the functional currency. According to this concept the balance sheet had to be converted on the basis of the current rate and the profit and loss account on the basis of the average rate.

                                Poland              Hungary
                                ------              -------

Current rate              1 PLZ = DM 0.5559    1 HUF = DM 0.007960
Average rate              1 PLZ = DM 0.5290    1 HUF = DM 0.007662

The capital assets were estimated on the basis of the initial costs minus a linear pro rata temporis degressive depreciation.

The stock was estimated on the basis of the manufacturing costs and the strict lowest value principle. For raw materials and supplies a fixed value was formed pursuant to ss. 256 HGB in connection with R 31 sub-clause 4 ESTR (German Individual Income Tax Law).

The accounts receivable and other assets are estimated on the basis of their nominal values.

The special item including reserves was shown pursuant to the recommendations of the HFA comment 1/1984 of the Institut der Wirtschaftsprufer (Institute of Auditors).

The reserves take into account all risks seen today. The payables were estimated on the basis of the repayable amount.


General information on accounting and valuation methods (pursuant to ss.ss.313,
-------------------------------------------------------------------------------
314 Commerical Code)
-----------------------

The fixed assets were assessed on the basis of the initial costs minus the linear p.r.t. or degressive depreciation pursuant to ss. 253 par. 2 Commercial Code. No special depreciation was used.

The stock was assessed on the basis of manufacturing costs or according to the strict lowest value principle. The raw materials and supplies were assessed on the basis of a fixed value pursuant to ss. 256 Commercial Code in connection with R 31 par. 4 Income Tax Law.

The receivables and other assets were assessed on the basis of the nominal value.

The special item including reserves was assessed pursuant to the suggestions of the HFA comment 1/1984 of the Institut der Wirtschaftsprufer.

The reserves take into account all risks seen today. The liabilities were assessed on the basis of the repayable amounts.

A deferred taxation had to be applied pursuant to ss.274 Commercial Code and ss.306 Commercial Code.

III.     Breakdown of the group accounts and valuation principles -
         -----------------------------------------------------------
         (continued)
         -----------

The full consolidation is applied as a consolidation method.

The capital consolidation is made pursuant to the book value method pursuant to ss. 301 par. 1, sentence 2, no.1 Commercial Code. The first balance-sheet deadline of the group following the incorporation of the subsidiaries is the date for the offset of the shares with the equity capital of the subsidiaries.


IV.      Explanation of the consolidation method
------------------------------------------------

The full consolidation was applied pursuant to ss. 300 HGB.

Specification of the consolidation method (pursuant to ss.ss.313, 314
---------------------------------------------------------------------
Commercial Code

The mutual debts and liabilities were offset within the framework of debt consolidation pursuant to ss.303 par.1 Commerical code.

The expenditure and proceeds (internal group turnover) based on mutual supplies and services were consolidated.

1.       Consolidation of funds
         ----------------------

For the consolidation of funds the book value method (ss. 301 sub-clause 1 no. 1
HGB) was applied, that is, the valuation of the shares in the subsidiaries was offset against the subsidiaries' equity falling to these shares which corresponds to the book value of the assets and debts to be included in the group accounts. The difference amounting to DM 7,964.68 was - not as required by ss. 301 par. 3 Commercial Code - not activated as an enterprise value but was written off the group equity since these are only incorporation costs. The shares of the other shareholders shown pursuant to ss. 307 Commercial Code were taken into consideration.


2.       Consolidation of debts
         ----------------------

According to the standard theory the mutual accounts receivable and accounts payable existing between the companies included in the group accounts were offset on the basis of ss. 303 sub-clause 1 HGB. The total amount of the mutual accounts receivable and accounts payable that were offset is ThDM 230.6. DM 1,690.34 had to be taken out of the books as expenses.


3.       Interim result elimination
         --------------------------

We carried out an elimination of the interim results, as we did last year, in the financial year 2001, see ss.304 par. 3 Commercial Law.

A total of DM 52,845.01 was debited to the account of the expenditure for raw materials and supplies. This was necessary for the conversion of the valuation of the finished products and goods to the group-uniform manufacturing costs.

IV.      Explanation of the consolidation method - (continued)
--------------------------------------------------------------

4.       Expenditure and income consolidation
         ------------------------------------

The expenses and income resulting from the transactions of mutual deliveries of goods and provision of services were mutually offset by an amount of Th DM 1,179.9.


5.       Deferred taxation
         -----------------

Pursuant to ss. 274 HGB and ss. 306 Commercial Law a deferred taxation was made as follows:

a) In the trade balance II of BAW Budissa Agrodienstleistungen und Warenhandels GmbH the tax privilege of voting pursuant to ss.7 g Income Tax Law was eliminated (ss.300 par. 2 Commercial Code).

b) The item of potential taxes was currently adjusted in the year under report starting from 01.01.2001 (See Note F - Explanatory notes).

c)       National differences in the tax rate were maintained.

V.       Analysis of the group accounts
         ------------------------------

1.       Analysis of the operating results
         ---------------------------------

The group showed a year's profit in the financial year 2001 amounting to DM 622,001.47.

The year's profit of the group can be shown in the following structure:

                                                     2001                  2000             1999
                                                     DM                    ThDM             ThDM
                                                     --                    ----             ----

I.       Operating results

         Sales proceeds                               6,672.6             4,974.7         3,021.9
         Change in stock                    +           266.4     ./.       345.5           202.7
         Other operating results                        514.6               148.8            80.2
         Costs for material                ./.        5,297.0     ./:     3,306.6   ./.   2,409.2
                                                -------------           ---------       ---------
         Gross proceeds                               2,156.6             1,471.4           895.6

         Minus
         Personnel costs                                332.3               232.1           150.7
         Depreciation                                   296.2               168.4           139.9
         (without special depreciation for
          wear and tear)
         Other expenditures                             625.9               476.0           464.6
         Other taxes                                      3.9                 0.8             0.0
                                                -------------           ---------       ---------
         Operating results                  +           898.3      +        594.1    +      140.3
                                                =============           =========       =========

II.      Financial result

         Income from interest                            11.8      +         5.7     +        1.0
         Interest paid                      ./.          77.5     ./.       34.4    ./.      29.7
                                                -------------           ---------       ---------
                                            ./.          65.7     ./.       28.7    ./.      28.7
                                                =============           =========       =========

III.     Other results

         Investment grant                                 0.0                0.0     +       34.1
         Book profit from the sale of
         tangible assets                                  0.0                0.0     +       59.8
                                                -------------           ---------       ---------
                                                          0.0                0.0     +       93.9
                                                =============           =========       =========

IV.      Taxes from income and revenue      ./.         210.6     ./:      293.3    ./.     107.1
                                                =============           =========       =========

V.       Summary of the results for the year

         Operating results                   +          898.3      +       594.1     +      140.4
         Financial result                   ./.          65.7     ./.       28.7    ./.      28.7
         Other  results                                   0.0                0.0     +       93.9
         Taxes from income and revenue      ./.         210.6     ./.      293.2    ./.     107.1
                                                -------------           ---------       ---------
         Results for the year                +          622.0*     +       272.2     +       98.5
                                                =============           =========       =========

   *  DM 65,990.63 of this amount is attributable to other shareholders

V.       Analysis of the group accounts - (continued)
-----------------------------------------------------

2.       Analysis of the status
         ----------------------

The status is shown by a comparison of assets and debts as of the balance-sheet cut-off date and compared to the two previous years as follows:

                                                     2001                  2000             1999
                                                     DM                    ThDM             ThDM
                                                     --                    ----             ----
I.       Asset side

         Fixed assets                                 1,572.5               543.3           668.3
         Current assets                               2,148.0             1,254.4           612.4
         Deferred item                                   17.6                21.7            39.9
         Active deferred taxes                           21.8                 0.0             0.0
                                                -------------           ---------       ---------
                                                      3,759.9             1,819.4         1.320.6
                                                =============           =========       =========
II.      Debts side

         Shares of other shareholders                   103.7               34.4             11.9
         Special item including reserves                104.9               50.4             91.6
         reserves*
         Accruals                                       539.2              407.6            243.2
         Liabilities                                  1,675.8              699.9            624.6
         Deferred item                                   43.0               25.3              0.0
                                                -------------           ---------       ---------
                                                      2,466.6            1,217.9            971.3
                                                =============           =========       =========

III.     Equity capital

         Equity  capital of the group                 1,087.6              531.6            257.7
         Conversion                                      48.3               19.9              0.0
         Special item including reserves*           +   157.4         +     50.3     +       91.6
                                                -------------           ---------       ---------
         Sustained equity                             1,293.3              601.8            349.3
                                                =============           =========       =========

* 40 % (in the previous year 50%) of the special item including reserves was considered as borrowed capital.


3.       Analysis of the financial position
         ----------------------------------

We analyzed the financial position of the group by means of the static and dynamic liquidity analysis as compared to the two previous years:


a)       Static liquidity analysis
                                                  2001      2000      1999
         Ratio                                      %         %         %
         -----                                    ----      ----      ----

         Equity ratio
         (equity*100: balance sheet total)        34.40     33.08     27.35

         Investment recovery I
         (equity*100: fixed assets)               82.24    110.75     54.05

3.       Analysis of the financial position - (continued)
         ------------------------------------------------

                                                  2001      2000      1999
         Ratio                                      %         %         %
         -----                                    ----      ----      ----

         Investment recovery II
         (equity+long-term borrowed
         capital*100:fixed assets)               154.63    184.80    113.54

         Liquidity I
         (currency medium*100:short-term
         borrowed capital)                       122.58     86.67     30.40

         Liquidity II
         (currency medium+short-term
          debts*100:short-term borrowed capital) 308.87    311.39     93.75

         Liquidity III
         (currency medium+short-term
         debts+stock*100:short-term borrowed
         capital)                                399.63    373.99    269.76


b)       Dynamic liquidity analysis by cash flow presentation

                                                  2001      2000      1999
                                                  ThDM      ThDM      ThDM
                                                  ----      ----      ----

         Year's profit                            622.0   +  272.2  +  98.5
         Depreciation                             296.2   +  168.4  + 139.9
                                                  -----      -----    -----
         Cash flow (after tax)                    918.2   +  440.6  + 238.4
         Plus taxes                               210.6   +  293.2  + 107.1
                                                  -----      -----    -----
         Cash flow (pre-tax)                    1,128.8   +  733.8  + 345.5
                                                =======      =====    =====




VI.       Accountancy of the group
          ------------------------

Accounting of BAW Budissa Agrodienstleistungen und Warenhandels GmbH is done mechanically by Budissa Agrarprodukte Aktiengesellschaft Niederkaina as a service. The data processing program DB-Soft is used.

Accounting of AG-BAG Hungaria KFT is done mechanically by the local tax adviser in Hungary.

Accounting of "AG BAG Polska" Sp.zo.o. is done mechanically by the local tax adviser in Poland.

The group account is established on the basis of transitional accounts in Niederkaina.

VII.        Notes to the financial statement of the group and report on
            -----------------------------------------------------------
            the situation
            -------------

The notes to the financial statements of the group are in agreement with the group accounts. (See Note F - Explanatory notes)



E.       Audit certificate
         -----------------

We audited the group accounts including the accounting and the report on the situation of the BAW group for the business year ending on December 31, 2001 with a balance-sheet total of DM 3,759,898.30 and a year's profit of DM 622,001.47.

The management of the companies are responsible for the accounting and the preparation of the group accounts and the report on the situation of the group according to the regulations of the commercial law (and the supplementary regulations in the partnership agreement). It is our task to give our opinion on the group accounts and the report on the situation of the group on the basis of the audit carried out by us.

We carried out our audit of the group accounts pursuant to ss. 317 Commercial Law considering the principles of regular audits established by the Institut der Wirtschaftsprufer (IDW). Accordingly, the audit must be planned and carried out such that one can assess safely enough whether the accounting, the group accounts and the report on the situation of the group are free of any essential deficiencies.

Within the framework of the audit we assess the records for the data in accounting, the groups accounts and the report on the financial position of the group on the basis of samples. The audit includes the assessment of the applied accounting axioms and essential assessments of the management as well as the appreciation of the total presentation of the group accounts and the report on the situation of the group. We think that our audit forms a sufficient basis for our assessment. Our audit did not result in any objections.

We think that the group accounts considering the principles of good accounting gives a picture of the status, financial situation and profit situation of the group that reflects the actual situation. The report on the situation of the group gives a correct idea of the position of the group and shows risks of the future development correctly.

02625 Bautzen, January 24, 2002

                                    Treuhand-Gesellschaft
                                 Dr. Steinebach & Partner GmbH
                                         Wirtschaftsprufungsgesellschaft


                                   \s\ Dipl.Ing. Martin Steinebach
                                   Dipl.Ing. Martin Steinebach
                                            Auditor

F.       Explanatory notes
         -----------------

I.       Breakdown and explanation of the items of the balance sheet
--------------------------------------------------------------------

1.       Tangible assets - DM 1,572,520.52 (prev. year ThDM 543.3)
         ---------------------------------------------------------

The composition and development of the tangible assets are listed in Exhibit 1.


2.       Raw materials and supplies - DM 8,000.-- (prev. year ThDM 8.2)
         --------------------------------------------------------------

Breakdown:

Company                      Designation                      Valuation
-------                      -----------                -----------------------
                                                        DM         prev.y. ThDM
                                                        --         ------------



BAW Budissa Agrodienst-      Fixed value for packaging
leistungen und Warenhandels  material and small items   8,000. --       8.0
GmbH

"AG BAG Polska" sp.zo.o.           Small items              -.-         0.2
                                                        -------         ---
                                                        8,000.--        8.2
                                                        ========        ===

An interim profit elimination was not necessary since in this item no group-internal supplies are included.



3.       Finished  products  and  goods - DM  479,370.81  (prev.  year ThDM
         -------------------------------------------------------------------
         213.0)
         ------

                                                    DM           prev.y. ThDM
Breakdown:

         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                    55,676.- -          21.5

         "AG BAG Polska" sp.zo.o.              384,924.76            165.5

         AG-BAG HUNGARIA KFT                    38,770.03             26.0
                                               ----------            -----
                                               479,370.81            213.0
                                               ==========            =====

In the stock an interim profit elimination totaling DM 52,845.01 was carried out. This includes DM 16,833.43 for stocks in Hungary and DM 36,011.58 for stocks in Poland.

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
         ------------------------------------------------------------------
         (continued)
         -----------

3.       Finished  products  and  goods - DM  479,370.81  (prev.  year ThDM
         -------------------------------------------------------------------
         213.0) - (continued)
         --------------------

The stock is specified as follows:

                                                                      DM

(1)      Finished products of BAW Budissa
         Agrodienstleistungen und Warenhandels GmbH
         AG BAG Plastic bags                                      55,676.--
                                                                 ==========
(2)      Finished products of
         AG-BAG HUNGARIA KFT
         AG BAG plastic bags                                      31,165.50
         Other finished products                                   7,604.55
                                                                 ----------
         Total AG BAG HUNGARIA KFT                                38,770.05
                                                                 ==========
(3)      Finished products of
         "AG BAG Polska" Sp.zo.o.
         AG BAG plastic bags                                      66,593.14
         Machinery                                               301,587.67
         Other finished products                                  16,743.95
                                                                 ----------
         Total  "AG BAG Polska" Sp.zo.o.                         384,924.76
                                                                 ----------
         Total of finished products and goods                    479,370.81
                                                                ===========


4.       Advance payments made  -   DM 93.25  (prev.y. ThDM zero)
         --------------------------------------------------------

This is an advance payment amounting to DM 93.25 of "AG BAG Polska" Sp.zo.o.



5.      Trade accounts receivable - DM 873,901.51  (p.y.  ThDM 475.8)
        -------------------------------------------------------------

Breakdown:                                               DM      prev.y. ThDM
                                                         --      ------------


         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                        113,104.30       52.7

         "AG BAG Polska" Sp.zo.o.                     722,454.82      406.8

         AG-BAG HUNGARIA KFT                           38,342.39       16.3
                                                      ----------      -----
                                                      873,901.51      475.8
                                                      ==========      =====

The value of the accounts receivable in Hungary and Poland can't be finally assessed at the moment. The company dispensed with the formation of value adjustments.

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
         -----------

6.       Receivables from shareholders - DM 100,000.- -  (p.y. ThDM 252.8)
         -----------------------------------------------------------------

These are trade accounts receivable from BAG Budissa Agroservice Gesellschaft mbH which were still outstanding at the time of the audit (residual amount of an invoice).


7.        Other assets - DM 27,570.21 (p.y. ThDM 17.0)
          --------------------------------------------

Breakdown                                                   DM     prev.y. ThDM
                                                            --     ------------
BAW Budissa Agrodienstleistungen
und Warenhandels GmbH                                    9,578.70        0.0

"AG BAG Polska" Sp.zo.o.                                15,613.01        6.8

AG-BAG HUNGARIA KFT                                      2,378.50       10.2
                                                        ---------       ----
                                                        27,570.21       17.0
                                                        =========       ====

This is specified as follows:

                                                                        DM
                                                                        --

Refund of corporate income tax (H)                                    1,122.36
Refund of trade tax (H)                                                  76.96
Refund of turnover tax (H)                                              734.41
Refund of turnover tax (G)                                            6,218.70
Refund of turnover tax (PL)                                          14,859.76
Refund of wage tax and social contributions  (PL)                       753.25
                                                                     ---------
Total of refunds                                                     23,765.44

Interest limitation premium (G)                                       3,360.--
Advance leasing payment (H)                                             444.77
                                                                     ---------
Total                                                                27,570.21
                                                                     =========

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
         -----------

8.       Checks, cash, Federal Reserve Bank and Postbank balance, cash in
         -----------------------------------------------------------------
         banks - DM 659,001.91  (p.y.  ThDM 287.6)
         -----------------------------------------

Breakdown:

            BAW Budissa        "AG BAG       AG-BAG     group
            Agrodienstl.        Polska"     HUNGARIA
            u. Warenhandels     sp.zo.o.      KFT
            GmbH in DM           DMDM          DM         DM         p.y. THDM
            ----------         ---------    --------    -----        ----------
Cash in
Banks       483,066.45         72,643.75    93,947.75   649,657.95    285.0

Cash          2,888.22          5,890.98       564.76     9,343.96      2.6
            ----------         ---------    ---------   ----------    -----
            485,954.67         78,534.73    94,512.51   659,001.91    287.6
            ==========         =========    =========   ==========    =====



9.             Deferred item - DM 17,625.95  (p.y. ThDM 21.7)
               ----------------------------------------------

Breakdown                                              DM           p.y. ThDM
                                                       --           ---------
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                      14,682.47          21.1

         "AG BAG Polska" Sp.zo.o.                    2,556.71           0.3

         AG-BAG HUNGARIAKFT                            386.77           0.3
                                                    ---------          ----
                                                    17,625.95          21.7
                                                    =========          ====

For all companies these are financing expenses paid in advance for technical equipment and motor vehicles.


10.          Active deferred taxes - DM 21,814.14 (prev.y. ThDM zero)
             --------------------------------------------------------

Active deferred taxes for:

                                                            DM
Interim result elimination
DM 52,845.01                                              21,138.--

Profit-effective balancing of an account receivable
of BAW GmbH from AG-BAG
HUNGARIA KFT DM 1,690.34
                                                            676.14
                                                         ---------
                                                         21,814.14
                                                         =========

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
         -----------

11.      Development of equity - DM 1,239.573.25  (p.y. ThDM 585.9)
         ----------------------------------------------------------

Breakdown and development

                                       As of        addition         release         As of
                                    01.01.2001                                     12.31.2001
                                        DM             DM               DM             DM

Capital stock                      146,687.25          -.-              -.-         146,687.25
Profit carried forward             135,198.23    249,713.86 U           -.-         384,912.09
Year's profit                      249,713.86    556,010.84(1)    249,713.86 U      556,010.84
                                   ----------    ----------       ----------        ----------
Subtotal                           531,599.34    805,724.70       249,713.86      1,087,610.18

Share of other shareholders         34,359.31     65,990.63(1)
                                                   3,363.10(2)          -.-         103,713.04

Balance from conversion             19,939.18     28,310.85             -.-          48,250.03
                                   ----------    ----------       ----------        ----------
Total equity                       585,897.83    903,389.28       249,713.86      1,239,573.25
                                   ==========    ==========       ==========      ============



U = transfer from one account to another
(1) Year's profit DM 622,001.47 = DM 556,010.84 + DM 65,990.63
(2) Capital increase of outside shareholders in Hungary

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
         -----------

11.      Development  of  equity  - DM  1,239.573.25  (p.y.  ThDM  585.9) -
         -------------------------------------------------------------------
         (continued)
         -----------

The item of shares of other shareholders developed as follows:

                          As of        Capital        addition          As of
                        01.01.2001     increase       (release)      12.31.2001
                        ----------     ----------     ----------     ----------
                                              U = transfer
                            DM             DM             DM              DM

Capital stock            10,627.99       3,363.10           -.-       13,991.09

Profit carried forward    1,287.83           -.-       22,443.49 U    23,731.32

Year's profit            22,443.49           -.-      (22,443.49)U
                                                       65,990.63      65,990.63
                        ----------     ----------     ----------     ----------
                         34,359.31       3,363.10      65,990.63     103,713.04
                        ==========     ==========     ==========     ==========

                          As of        Proratable     Capital           As of
                        01.01.2001        profit      increase       12.31.2001
                        ----------     ----------     ----------     ----------

"AG BAG Polska" Sp.zo.o.

Capital stock             8,321.29*          -.-             -.-       8,321.29

Profit carries forward   24,383.66           -.-             -.-      24,383.66

Year's profit                 -.-       64,811.85            -.-      64,811.85
                        ----------     ----------     ----------     ----------
                         32,704.95      64,811.85            -.-      97,516.80
                        ==========     ==========     ==========     ==========

AG-BAG HUNGARIA KFT

Capital stock             2,306.70           -.-        3,363.10       5,669.80

Profit carries forward ./.  652.34           -.-            -.-   ./.    652.34

Year's profit                 -.-        1,178.78           -.-        1,178.78
                        ----------     ----------     ----------     ----------
                          1,654.36       1,178.78       3,363.10       6,196.24
                        ==========     ==========     ==========     ==========
                         34,359.31      65,990.63       3,363.10     103,713.04
                        ==========     ==========     ==========     ==========

* Must be adjusted to DM 9,428.28 in the following year (Historic exchange rate in August 1999).

12.      Special item including reserves - DM  262,346.62  (p.y. ThDM 100.7)
         -------------------------------------------------------------------
Breakdown and development:
                                       As of         addition          As of
                                    12.31.2000       (release)      12.31.2001
                                    ----------       ---------      ----------
                                        DM              DM

Investment grants                                     208,000.--
                                       100,744.68     (46,398.06)    262,346.62
                                       ==========     ==========     ==========

These are subsidies of the Sachsische Aufbaubank (GA-Fordermittel).

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
--------------------

13.       Passive deferred taxes - DM 120,000.- -   (p.y. ThDM 347.9)
          -----------------------------------------------------------

Development:

                                                                      DM

As of 12.31.2000                                                     347,859.50

Minus
Transfer in tax reserve                                       ./.    149,335.35

Release of tax adjustment
Poland (from 2000) in trade balance II                        ./.     51,640.02

Release of BAW due to tax rate decrease for
Tax on income in Germany                                      ./.     26,884.13
                                                                     ----------
                                                                     120,000.--
                                                                     ==========

The reserves for deferred taxation were booked pursuant to ss. 306 HGB.


14.       Reserves for potential taxes - DM 325,920.86  (p.y. ThDM zero)
          --------------------------------------------------------------

Breakdown and development::

                                   As of            addition          As of
                                12.31.2000        (consumption)    12.31.2001
                                ----------        -------------    ----------
                                              U = transfer from one
                                                  account to another
                                                  -----------------
                                    DM                   DM           DM

Trade income tax 2000                   ./.         U  50,867.--      50,867.--
Trade income tax 2001                   ./.            87,888.--      87,888.--
Corporate income tax 2000               ./.         U  93,335.--      93,335.--
Corporate income tax 2001               ./.            63,002.--      83,002.--
Re-unification charge 2000              ./.         U   5,133.35       5,133.35
Re-unification charge 2001              ./.             5,695.51       5,695.51
                                 ----------        -------------    -----------
                                                      176,585.51
                                        ./.         U 149,335.35     325,920.86
                                 ==========        =============    ===========

For the group accounts as of 12.31.2001 the corresponding national tax rates were used.

I.        Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
          (continued)
          -----------

15.       Other reserves - DM 93,302.- -  (p.y. ThDM 59.7)
          ------------------------------------------------

The other reserves are only reserves of BAW Budissa Agrodienstleistungen und Warenhandels GmbH for expenses for guarantees/warranties, preparation and auditing of the annual statement of accounts and taxes, Fees for the Chamber of Industry and Commerce and Trade Association as well as vacation still outstanding.


16.      Accounts payable to credit institutions - DM  912,609.78
         --------------------------------------------------------
         (p.y. ThDM 199.2)
         -----------------

Breakdown:                                             DM         p.y. ThDM
                                                       --         ---------
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                      896,285.39        170.1

         "AG BAG Polska" Sp.zo.o.                    11,693.91         16.1

         AG-BAG HUNGARIA KFT                          4,630.48         13.0
                                                    ----------        -----
                                                    912,609.78        199.2
                                                    ==========        =====

17.      Accounts  payable for  purchases  and  deliveries  - DM  58,004.21
         -------------------------------------------------------------------
         (p.y. ThDM 431.4)

Breakdown:                                             DM         p.y. ThDM
                                                       --         ---------

         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                        3,694.--          9.1
         "AG BAG Polska" Sp.zo.o.                   54,310.21         289.0*

         AG-BAG HUNGARIA KFT                              ./.         133.3*
                                                    ----------        -----
                                                     58,004.21        431.4

* In the previous year payables to BAG-Budissa Agroservice Gesellschaft mbH amounting to ThDM 406.5 (= 273.2 ThDM + 133.3 ThDM) are also included.


18.      Payables to shareholders - DM 673,795.21 (p.y. ThDM zero)
         ---------------------------------------------------------

These are payables to BAG Budissa Agroservice Gesellschaft mbH.

Breakdown:                                             DM
                                                       --

         "AG BAG Polska" Sp.zo.o.                   543,268.96

         AG-BAG HUNGARIA KFT                        130,526.25
                                                    ----------
                                                    673,795.21
                                                    ==========

I.       Breakdown  and  explanation  of the items of the  balance  sheet -
----------------------------------------------------------------------------
         (continued)
         -----------

19.      Other liabilities - DM 31,383.36    (p.Y. ThDM 69.3)
         ----------------------------------------------------

Breakdown:                                             DM         p.y. ThDM
                                                       --         ---------

         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                       11,738.87         40.8

         "AG BAG Polska" Sp.zo.o.                    16,607.32         24.9

         AG-BAG HUNGARIA KFT                          3,037.17          3.6
                                                    ----------        -----
                                                     31,383.36         69.3
                                                     =========        =====

This includes the following special items:
                                                                         DM

Wages payable                                                          7,728.55
Social insurance                                                       7,047.49
Tax Poland                                                            16,607.32
                                                                      ---------
                                                                      31,383.36
                                                                      =========

20.      Notes to liabilities

Liabilities               total amount       breakdown according to periods
-----------                    DM            ------------------------------
                                        up to 1 y.    1 to 5 y.  more than 5 y.
                                           DM             DM           DM
                                           --             --           --

to credit institutions    912,609.78    200,782.39    370,231.39    341,596.--

accounts payable for
purchases + deliveries     58,004.21     58,004.21          -.-           -.-

to shareholders           673,795.21    247,460.92    426,334.29          -.-

Other*                     31,383.36     31,383.36          -.-           -.-
                        ------------    ----------    ----------    ----------
Total amount            1,675,792.56    537,630.88    796,565.68    341,596.--
                        ============    ==========    ==========    ==========

* Of this from taxes DM 1,761.98
  Of this within the framework of social security DM 21,761.28

I.       Breakdown  and  explanation  of the items of the  profit  and loss
----------------------------------------------------------------------------
         account
         -------

1.       Sales proceeds - DM 6,672,571.60 (p.y. ThDM 4,974.7)
         ----------------------------------------------------

Breakdown:

                     BAW Budissa Agro-   "AG BAG       AG-BAG
                     Dienstleistungen     Polska"     HUNGARIA
                     und Warenhandels     sp.zo.o.      KFT          Group
                     GmbH in DM             DM           DM             DM
                     --------------- ------------- ------------- -------------

Proceeds from sales
of goods                3,615,978.16  2,094,026.52    613,120.95  6,323,125.63

Proceeds from services          ./.     303,084.53     11,645.48    314,730.01

Other proceeds             31,159.76      3,556.20          ./.      34,715.96
                     --------------- ------------- ------------- -------------
                        3,647,137.92  2,400,667.25    624,766.43  6,672,571.60
                     =============== ============= ============= =============


2.       Change in stock - DM 266,415.44  (p.y. ./. ThDM 345.5)
         --------------------------------------------------------

Breakdown
                              Stock                Stock           Change in
                        As of 12.31.2000     As of 12.31.2001        stock
                        ----------------     ----------------      ----------
Finished products
and goods                  212,955.37           479,370.81         266,415.44
                           ==========           ==========         ==========


3.       Other operating results - DM 514,562.73 (p.y. ThDM 148.8)
         ---------------------------------------------------------

Breakdown
                                                                       DM
                                                                       --
BAW Budissa Agrodienstleistungen und Warenhandels GmbH
(minus savings reserve amounting to DM 300.0)                      445,332.68

"AG BAG Polska" Sp.zo.o.                                            58,147.06

AG-BAG HUNGARIA KFT                                                 11,082.99
                                                                   ----------
                                                                   514,562.73
                                                                   ==========

4.       Expenses for raw materials and supplies - DM  4,464,570.81  (p.y.
         -----------------------------------------------------------------
         ThDM 2,825.3)

Breakdown
                                                                       DM
                                                                       --
BAW Budissa Agrodienstleistungen
und Warenhandels GmbH                                            3,261,590.11*

"AG BAG Polska" Sp.zo.o.                                           969,372.77

AG-BAG HUNGARIA KFT                                                233,607.93
                                                                 ------------
                                                                 4,464,570.81
                                                                 ============
* It includes expenses for merchandise, packaging and energy costs.

II.      Breakdown  and  explanation  of the items of the  profit  and loss
----------------------------------------------------------------------------
         account - (continued)
         ---------------------

5.       Expenses for services received - DM 832,366.58  (p.y. ThDM 481.3)
         -----------------------------------------------------------------

Breakdown
                                                                       DM
                                                                       --
BAW Budissa Agrodienstleistungen
und Warenhandels GmbH                                              611,587.79

"AG BAG Polska" Sp.zo.o.                                           187,520.70

AG-BAG HUNGARIA KFT                                                 33,258.09
                                                                 ------------
                                                                   832,366.58
                                                                 ============

It includes expenses for rents, means of production, transportation and other services.


6.       Personnel costs - DM 332,315.29  (p.y. ThDM 232.1)

Breakdown:
                                                                       DM
                                                                       --
a)       Wages and salaries

         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                     150,012.50

         "AG BAG Polska" Sp.zo.o.                                   95,997.09
         AG-BAG HUNGARIA KFT                                        25,681.34
                                                                 ------------
         Subtotal of wages and salaries                            271,690.93
                                                                 ------------
b)       Social contributions

         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                      33,233.74

         "AG BAG Polska" Sp.zo.o.                                   18,454.09
         AG-BAG HUNGARIA KFT                                         8,936.53
                                                                 ------------
         Subtotal of wages and salaries                             60,624.36
                                                                 ------------
Total personnel costs                                              332,315.29
                                                                 ============

II.      Breakdown  and  explanation  of the items of the  profit  and loss
----------------------------------------------------------------------------
account - (continued)

7.       Depreciation on tangible assets - DM 296,255.30  (p.y. ThDM 168.4
         -----------------------------------------------------------------

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                     240,287.81

         "AG BAG Polska" Sp.zo.o.                                   27,754.68
         AG-BAG HUNGARIA KFT                                        28,212.81
                                                                 ------------
                                                                   296,255.30
                                                                 ============

An exact classification is included in the list of tangible assets in Exhibit 1.


8.       Other operating expenses - DM 625,908.68  (p.y. ThDM 476.0)
         -----------------------------------------------------------

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                     475,978.77

         "AG BAG Polska" Sp.zo.o.                                  117,367.72
         AG-BAG HUNGARIA KFT                                        30,871.85

         Change in the group accounts
         (from consolidation)                                        1,690.34
                                                                 ------------
                                                                   625,908.68
                                                                 ============

9.       Other interest and similar income - DM 11,771.10  (p.y. ThDM 5.7)
         -----------------------------------------------------------------

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                       8,019.07

         "AG BAG Polska" Sp.zo.o.                                    2,748.96
         AG-BAG HUNGARIA KFT                                         1,003.07
                                                                 ------------
                                                                    11,771.10
                                                                 ============

It includes interest earnings from time deposit accounts, current accounts and other interest.

II.      Breakdown  and  explanation  of the items of the  profit  and loss
----------------------------------------------------------------------------
         account - (continued)
         ---------------------

10.      Interest and similar expenses - DM 77,353.77 (p.y. ThDM 34.4)
         -------------------------------------------------------------

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                      59,343.43

         "AG BAG Polska" Sp.zo.o.                                    9,385.02
         AG-BAG HUNGARIA KFT                                         8,625.32
                                                                 ------------
                                                                    77,353.77
                                                                 ============

11.      Taxes from income and proceeds - DM 210,643.92  (p.y. ThDM 293.2)
         -----------------------------------------------------------------

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                     199,147.39

         "AG BAG Polska" Sp.zo.o.                                  111,597.31
         AG-BAG HUNGARIA KFT                                           237.51
                                                                 ------------
         Subtotal of national taxes                                310,982.21
                                                                 ------------
         minus

         active deferred taxes                                ./.   21,814.14

         Balancing of deferred taxes
         "AG BAG Polska" Sp.zo.o. in trade balance II         ./.   51,640.02

         Balancing of deferred taxes
         BAW-GmbH because of tax reduction in trade balance II
                                                              ./.   26,884.13
                                                                 ------------
                                                                   210,643.92
                                                                 ============

12.      Other taxes - DM 3,905.05  (p.y. ThDM 0.8)

Breakdown:
                                                                       DM
                                                                       --
         BAW Budissa Agrodienstleistungen
         und Warenhandels GmbH                                       2,002.40

         "AG BAG Polska" Sp.zo.o.                                    1,902.65
                                                                 ------------
                                                                     3,905.05
                                                                 ============
It includes property tax and motor vehicle tax.

III.     Notes to group accounts pursuant to ss.ss.  313, 314 Commercial Code

I.       Listing of the subsidiaries of the group

The following subsidiaries were included in the group accounts:

                                                                           Result  f the business year
Name + reg. office                 Share of parent         Capital       --------------------------------
------------------                    Company               Stock        In National     Trade Balance II
                                         In %               in DM         Currency           in DM
                                         ----               -----        --------------  ----------------




AG-BAG HUNGARIA KFT
Registered office at
Mosonmagyarovar
(Hungary)                                 90             *56,698.--    +   1,538,579.51 HUF  +  11,787.83


"AG BAG Polska" Sp.zo.o.
Registered office at
Szelejewo Drugie
(Republic of Poland)                      80             *47,140.--    +     514,970.20 zl.  + 324,059.25

* Historic exchange rate

The subsidiaries did not acquire any shares in the parent company in the year under report.


II.      Other obligatory information pursuant to ss. 314 Commercial Code
         ----------------------------------------------------------------

1.       Contingent liabilities and other financial obligations
         ------------------------------------------------------

There are no contingent liabilities and other obligations.

2.       Employees
         ---------

The average number of the employees employed during the business year was 8 people (p.y. 7).

3.       Emoluments,  advance money, credits and contingent  liabilities of
         -------------------------------------------------------------------
         and to members of the management
         --------------------------------

No data.


IV.      Final remark

Referring to the audit certificate for the group accounts of BAW Budissa Agrodienstleistungen und Warenhandels GmbH, registered office at 02594 Malschwitz, Ortsteil Kleinbautzen, as of 12.31.2001 we finally declare that we have prepared the report submitted herewith on the basis of the statements made by us and the information given to us to the best of our knowledge and belief.



Malschwitz, OT Kleinbautzen, January 24, 2002

G.      Reconciliation of German GAAP to U.S. GAAP

The primary difference between the generally accepted accounting principles
(GAAP) of Germany and the United States is that German GAAP allows for the special reserve for a company's economic development plans. This reserve, and related tax impact, would not be recognized under U.S. GAAP. The following is a reconciliation of affected balance sheet and profits and loss accounts for the differences between German GAAP and U.S. GAAP:

                                                                DM                   ThDM              ThDM
Balance sheet reconciliation to US GAAP                        2001                  2000              1999
---------------------------------------                        ----                  ----              ----
Total liabilities (non US GAAP)                              2,520,325             1,233.5           1,051.0
Special item including reserves                               (262,346)             (100.7)           (183.2)
Tax reserve                                                    104,938                50.3              91.6
                                                             ---------            --------            ------
Adjusted total liabilities (for US GAAP)                     2,362,917             1,183.1             959.4
                                                             =========            ========            ======


Total equity (non US GAAP)                                   1,239,573               585.9             269.6
Equity affect of prior year's reconcilation                     50,400                91.6                 -
Current year reversal of special item depreciation             161,646               (82.5)            183.2
Current year taxes on increased net income                     (54,638)               41.2             (91.6)
                                                             ---------            --------            ------
Adjusted equity capital (for US GAAP)                        1,396,981               636.2             361.2
                                                             =========            ========            ======




Profit and loss account reconciliation to US GAAP
-------------------------------------------------
Result of regular operations (non US GAAP)                     836,550               566.2             205.6
(Reduction)/increase in other operating expenses              (161,646)               82.5            (183.2)
                                                             ---------            --------            ------
Adjusted result of regular operations (for US GAAP)            998,196               483.7             388.8
                                                             =========            ========            ======

Taxes from income and revenue (non US GAAP)                   (210,644)             (293.2)           (107.1)
(Additional)/reduction in taxes from income and revenue        (54,638)               41.2             (91.6)
                                                             ---------            --------            ------
Taxes from income and revenue (for US GAAP)                   (265,282)             (252.0)           (198.7)
                                                             =========            ========            ======

Year's profit (non US GAAP)                                    622,001               272.2              98.5
(Reduction)/increase in other operating expenses               161,646               (82.5)            183.2
(Additional)/reduction in taxes from income and revenue        (54,638)               41.2             (91.6)
                                                             ---------            --------            ------
Year's profit (for US GAAP)                                    729,009               230.9             190.1
                                                             =========            ========            ======

Year's profit including to other shareholders (non US GAAP)     65,991                22.5               1.3
(Reduction)/increase in other operating expenses                17,150                (6.6)              2.4
(Additional)/reduction in taxes from income and revenue         (5,797)                3.3              (1.2)
                                                             ---------            --------            ------
Year's profit including to other shareholders (for US GAAP)     77,344                19.2               2.5
                                                             =========            ========            ======

Year's profit without other shareholders (non US GAAP)         556,010               249.7              97.2
(Reduction)/increase in other operating expenses               144,496               (75.9)            180.8
(Additional)/reduction in taxes from income and revenue        (48,841)               37.9             (90.4)
                                                             ---------            --------            ------
Year's profit without other shareholders (for US GAAP)         651,665               211.7             187.6
                                                             =========            ========            ======

                                   BAW -Group

                                    Exhibit 1
                 Composition and Development of Tangible Assets




----------------------------------------------------------------------------------------------------------------------------------
                  Historical   Additions  Historical Accumulated Depreciation   Accumulated   Conversion   Net Book     Net Book
                     Cost      releases      Cost    Depreciation    2001      Depreciation  Differences     Value       Value
                  12/31/2000              12.31.2001  12.31.2000                12.31.2001                12.31.2001   12.31.2000
                      DM          DM          DM          DM          DM            DM            DM          DM           DM
----------------------------------------------------------------------------------------------------------------------------------
Real estate,
leasehold rights
and buildings        0.00    1,013,995.40
                                                           -
Including real
estate of another             U 2.691,70  1,016,687.10    0.00      49,948.10     49,948.10       0.00     966,739.00      0.00
----------------------------------------------------------------------------------------------------------------------------------

Technical
equipment
and machnery     1,020,908.79 245,110.92
                                                           -
                               -2,687.00  1,263,332.71 512,376.08  206,082.70    718,458.78    19,133.49   564,007.42   508,532.71
----------------------------------------------------------------------------------------------------------------------------------

Tools, furniture               25,446.67
and fixtures      52,842.47    -6,020.36   72,268.78   20,699.06    11,195.62     31,894.68     1,399.90    41,774.10   32,143.41
----------------------------------------------------------------------------------------------------------------------------------

Low value
assets             6,187.61    29,028.89   35,216.50    6,187.61    29,028.89     35,216.50                   0.00         0.00
----------------------------------------------------------------------------------------------------------------------------------

Advance payments
made
Plants under
construction       2,691.70   U -2.691,70    0.00         0.00        0.00          0.00                      0.00       2,691.70
----------------------------------------------------------------------------------------------------------------------------------

Tangible Assets 1,082,630.57 1,313,581.87 2,387,505.08 539,262.75  296,255.30    835,518.05    20,533.39  1,572,520.52  543,367.82
                               -8,707.36
----------------------------------------------------------------------------------------------------------------------------------

                                       BAW
                                    Exhibit 2
                           Deutche Mark Exchange Rate



                  Rate at            High            Low
                  December          During          During        Average
                     31,             Year            Year           Rate
-------------------------------------------------------------------------
2001               .4530             .4907          .4266          .4672
2000               .4817             .5327          .4206          .4974
1999               .5137             .6115          .5106          .5454
1998               .5967             .6301          .5385          .5693
1997               .5583             .6503          .5285          .5779

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
-----    ----------------------

3.1      Restated Certificate of Incorporation(2)

3.2      Bylaws of the Company(2)

4.1      Form of Common Stock Certificate(1)

4.3      Warrant dated February 13, 1995, to Norwood Venture Corp.(2)

10.1     Employment Contract of Larry R. Inman(1)*

10.2 Form of Change of Control Agreement between the Company and each of its executive officers and key employees(4)

10.3     1991 Employee Stock Plan, as amended effective November 1, 1996(3)*

10.4     Incentive Stock Option Plan, as amended effective November 1, 1996(3)*

10.5     Non-employee Director Stock Option Plan(3)*

11       Statement re computation of earnings per share

12       Statement re computation of ratios



 * Management contract or compensatory plan
(1) Filed as exhibit to the Form S-1 Registration No. 33-46115
(2) Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
1994
(3) Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
1996
(4) Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
2000