Form 10-Q
period 2002-03-31
AG BAG INTERNATIONAL LTD
filed 2002-05-01
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2002


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

Common Stock, $.01 par value per share - 11,956,991 shares outstanding as of April 22, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                                  March 31         December 31
                                                (Unaudited)
                                              2002        2001        2001
                                          ----------   ----------   ----------

Current assets:
 Cash and cash equivalents               $     1,988  $    34,905  $   164,526
 Accounts receivable                       4,307,960    3,810,643    2,433,842
 Inventories                               7,138,711    6,522,689    6,695,894
 Other current assets                        271,912      282,769      225,544
 Deferred income tax                         268,000      189,000      275,000
 Income taxes recoverable                    148,465      182,056         -
                                          ----------   ----------   ----------


    Total current assets                  12,137,036   11,022,062    9,794,806

 Deferred income tax                         210,000       81,000      200,000
 Intangible assets, less
  accumulated amortization                    17,047       19,806       18,893
 Property, plant and equipment
  less accumulated depreciation            4,131,814    4,680,983    4,227,852
 BAW Joint-venture                           272,938      141,738      272,938
 Other assets                                446,275      357,167      481,704
                                           ---------   ----------   ----------

Total assets                             $17,215,110  $16,302,756  $14,996,193
                                          ==========   ==========   ==========



                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31         December 31
                                                (Unaudited)
                                              2002        2001         2001
                                          ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                   $ 2,629,754  $ 1,196,046  $ 1,287,855
 Current portion of long term
  debt and capital lease
  obligations                                402,478      341,221      402,477
 Accounts payable                          1,917,366    1,373,124      672,563
 Accrued expenses and other
  current liabilities                        973,543    1,508,550      976,302
                                          -----------  -----------  -----------

   Total current liabilities               5,923,141    4,418,941    3,339,197

 Long term debt and capital
  lease obligation, less
  current portion                          1,723,403    2,176,420    1,822,212
                                           ---------    ----------   ----------
   Total liabilities                       7,646,544    6,595,361    5,161,409
                                           ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                  696,000      696,000      696,000
 Common stock, $.01 par value                120,619      120,619      120,619
 Additional paid-in capital                9,210,211    9,210,211    9,210,211
 Treasury stock                             ( 31,500)        -        ( 31,500)
 Retained deficit                           (426,764)    (319,435)    (160,546)
                                           ---------    ---------   ----------
   Total shareholders' equity              9,568,566    9,707,395    9,834,784
                                           ---------    ---------   ----------
Total liabilities and
 shareholders' equity                    $17,215,110  $16,302,756  $14,996,193
                                          ==========   ==========   ==========







                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                           Preferred Stock        Common Stock       Treasury Stock       Paid-In   Retained
                           Shares    Amount     Shares     Amount   Shares     Amount     Capital   Earnings      Total
                           ------    ------     ------     ------   ------     ------     -------   ----------  -----------
Balance December 31, 2001 174,000  $696,000  12,061,991  $120,619    105,000  ($31,500)  $9,210,211  $(160,546)  $9,834,784

Preferred stock dividends                                                                              (14,790)     (14,790)
Net loss                                                                                              (251,428)    (251,428)
                          -------   -------  ----------   -------   --------   -------    ---------  ----------  ----------
Balance March 31, 2002    174,000  $696,000  12,061,991  $120,619    105,000  ($31,500)  $9,210,211  $(426,764)  $9,568,566
                          =======   =======  ==========   =======   ========   =======    =========  ==========  ==========










































                  See Notes to Condensed Financial Information

                        AG-BAG INTERNATIONAL LIMITED
                      CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                          Ended March 31
                                                           (Unaudited)
                                                      ----------------------
                                                         2002         2001
                                                         ----         ----

Net sales                                            $ 4,807,485  $ 4,149,208
Cost of sales                                          3,761,615    3,376,880
                                                       ---------    ---------
Gross profit from operations                           1,045,870      772,328

Selling expenses                                         803,128      730,743
Administrative expenses                                  631,150      575,258
Research and development expenses                         22,935       20,298
                                                       ---------    ---------
Loss from operations                                    (411,343)    (553,971)

Other income (expense):
  Interest income                                          9,216        6,436
  Interest expense                                      ( 66,134)    ( 65,465)
  Miscellaneous                                           65,368       35,591
                                                       ---------    ---------
Loss before provision for
 income taxes                                           (402,893)    (577,409)

Benefit for income taxes                                 151,465      210,000
                                                       ---------    ---------

Net loss and comprehensive loss                      $  (251,428) $  (367,409)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $      (.02) $      (.03)
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   12,061,991
                                                      ==========   ==========


















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                           Three Months Ended March 31
                                   (Unaudited)
                                                           2002         2001
                                                           ----         ----
Cash flows from operating activities:
 Net loss                                             $ (251,428)  $ (367,409)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                         197,368      155,085
   Inventory obsolescence reserves                      (100,000)    (144,129)
   Deferred income taxes                                  (3,000)      (2,000)
 Changes in assets and liabilities:
    Accounts receivable                               (1,874,118)    (869,264)
    Inventories                                         (342,817)     848,909
    Other current assets                                ( 46,368)    ( 91,031)
    Accounts payable                                   1,244,803      767,296
    Accrued expenses and other current
     liabilities                                          (2,759)     484,262
    Other assets                                          35,429       42,507
    Income taxes recoverable                            (148,465)         -
    Income tax payable                                       -       (357,186)
                                                       ----------  ----------
Net cash provided by (used in)
   operating activities                               (1,291,355)     467,040
                                                      -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                 ( 99,484)    (200,325)
   Construction in progress                                  -       (122,814)
                                                        ---------    ---------
Net cash used in investing activities                   ( 99,484)    (323,139)
                                                        --------     ---------

Cash flows from financing activities:
   Net proceeds from (payments on) line
     of credit                                         1,341,899      (28,592)
   Principal payments on debt                            (98,808)    ( 89,508)
   Payment of preferred dividends                        (14,790)     (14,790)
                                                       ---------    ---------
Net cash provided by (used in)
   financing activities                                1,228,301     (132,890)
                                                       ---------    ----------

Net increase/(decrease) in cash                         (162,538)      11,011

Cash and cash equivalents at beginning
 of period                                               164,526       23,894
                                                         -------       ------

Cash and cash equivalents at end of period            $    1,988  $    34,905
                                                       =========   ==========






                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


Inventories
-----------

Inventories consist of the following:

                                   March 31         December 31
                                  (Unaudited)
                               2002        2001        2001
                           ----------   ----------   ----------
         Finished goods    $5,729,478   $5,486,777   $5,420,692
         Work in process   $1,350,410   $  934,071   $1,228,308
         Raw materials     $   58,823   $  101,841   $   46,894
                           ----------   ----------   ----------
               Total       $7,138,711   $6,522,689   $6,695,894
                           ==========   ==========   ==========


Statement of Cash Flows
-----------------------

The Company transferred $165,088 from inventory held for sale to rental equipment during the period ended March 31, 2001.


Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform with classifications currently adopted. Such reclassifications had no effect on previously reported shareholders' equity or results of operations.

Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-72% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The first quarter results may not be indicative of the estimated results for a full fiscal year.


BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:

                                              (Dollars in 000's)
                                            Quarter Ended March 31
                                                   (Unaudited)
                                            -------------------------
                                                 2002            2001
                                                 ----            ----

Net sales                                   $     102       $      54
Cost of goods sold                               (139)            (70)
                                            ----------      ----------
Gross profit                                      (37)            (16)
Selling & administrative expenses                 (54)            (38)
Other income (expense)                             32               -
Income tax benefit                                 24              22
                                            ------------    ----------
Net (loss)*                                 $     (35)      $     (32)
                                            ==========      ==========

*  Attributed to other shareholders'        $      (4)      $      (3)

The condensed income statements have been translated from the Euro to the U.S. dollar at average exchange rates in effect for the period ended March 31, 2002, and from the German Mark to the U.S. Dollar at average exchange rates in effect for the period ended March 31, 2001. The average exchange rates used at March 31, 2002 and 2001 were $.88 and $.47 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2002, compared to the results of operations for the three-month period ended March 31, 2001, and to changes in the Company's financial condition from December 31, 2001 to March 31, 2002.

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


         For the quarter ended March 31, 2002, net sales increased 15.87% to $4,807,485 compared to $4,149,208 for the quarter ended March 31, 2001. Sales were up for the quarter as a result of increased equipment and bag sales resulting from several positive trends that could be seen towards the latter half of 2001. These positive trends included stabilizing milk prices, continued optimism that milk prices in the U.S. will remain above the record low levels of the year 2000 through 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures and purchase farm equipment. Additionally, supplemental grain feed costs also remained low during the quarter, which tend to improve the availability of farm operating funds. During the quarter, strong competition continued in the silage bag market as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

         Machine sales for the quarter were up 19.46% and bag sales were up 21.16% compared to 2001. As a percentage of total revenue for the first quarter of 2002, machine sales increased approximately 2% and bag sales increased approximately 1% compared to the first quarter of 2001. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry. In addition to compost bag sales, the Company sold three composting systems during the quarter ended March 31, 2002 (generating approximately $250,000 in revenue) compared to three systems sold for the quarter ended March 31, 2001 (generating approximately $320,000 in revenue).

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The gross margin realized on the Company's direct sales are typically within 2-4% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. The Company continues to evaluate methods for selling its products via e-commerce and anticipates beginning to offer e-commerce as a purchase method sometime during 2002. With e-commerce as a purchase method, the Company anticipates its sales mix may begin to favor more direct sales, depending upon the products offered by the Company via the e-commerce purchase method.

         Gross profit as a percentage of sales increased 3.14% for the quarter ended March 31, 2002 compared to the same period in 2001. The increase resulted from higher sales volumes for the quarter to cover fixed operating overheads, coupled with improved margins on the Company's larger-sized bagging machines sold during the quarter (which saw a 50% increase in unit sales of the larger-sized bagging machines over the first quarter of 2001). This improvement was partially offset by lower margins on bags in certain highly competitive, high volume geographic areas.

         Selling expenses for the quarter ended March 31, 2002 increased 9.90% to $803,128 compared to $730,743 for the quarter ended March 31, 2001. The increase for the quarter was the result of increases in personnel, benefit, travel and incentive discounts, partially offset by lower advertising, promotion and meeting expense for the quarter.

         Administrative expenses for the quarter ended March 31, 2002 increased 9.72% to $631,150 compared to $575,258 for the quarter ended March 31, 2001. The increase for the quarter was the result of increased depreciation from the Company's implementation of a new computer system occurring in April 2001, coupled with higher professional fees related to ongoing patent litigation and increases in administrative salaries, employee benefit and insurance expense, partially offset by lower bad debt and director fee expenses.

         Research and development expenses for the quarter ended March 31, 2002 increased 12.99% to $22,935 compared to $20,298 for the quarter ended March 31, 2001. The increase for the quarter was the result of ongoing silage and nutritional studies of bagged feed and their effects on animal production, coupled with ongoing research and testing related to silage bagging and compost machine development.

         Interest expense for the quarter ended March 31, 2002 increased 1.02% to $66,134 compared to $65,465 for the quarter ended March 31, 2001. This minimal increase for the quarter was the result of the Company utilizing a larger portion of its credit facilities, offset by lower interest rates.

         Miscellaneous income for the quarter ended March 31, 2002 increased 83.66% to $65,368 compared to $35,591 for the quarter ended March 31, 2001. The increase was the result of increased folding royalties from the Company's German joint venture.

         Net loss for the quarter ended March 31, 2002 was $251,428 compared to $367,409 for the quarter ended March 31, 2001. The improvement for the quarter was the result of higher sales, improving gross profit, and increased folding royalties from the Company's German joint venture, partially offset by increased selling, administrative, research and interest expense. Even though the Company has a loss in the first quarter of 2002, management projects the Company will be profitable for the year and accordingly has recognized a $151,465 tax benefit relating to the first quarter loss. For the first quarter of 2001 a tax benefit of $210,000 was recognized.


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

         Accounts receivable increased 13.05% at March 31, 2002 to $4,307,960 compared to $3,810,643 at March 31, 2001. The increase was the result of higher sales for the quarter partially offset by increased collections of accounts receivable during the quarter resulting from customers taking advantage of third-party incentive financing programs offered by the Company.

         Inventory increased 9.44% at March 31, 2002 to $7,138,711 compared to $6,522,689 at March 31, 2001. The increase in inventory resulted from increased machine production during the latter half of the quarter to meet the Company's upcoming seasonal demands and benefit from production efficiencies.

         Other current assets decreased 3.84% at March 31, 2002 to $271,912 compared to $282,769 at March 31, 2001. The decrease was the result of a decrease in deposits and prepaid expenses.

         Intangible assets at March 31, 2002 decreased to $17,047 compared to $19,806 at March 31, 2001. The decrease was the result of normal amortization expense.

         Other assets increased 24.95% at March 31, 2002 to $446,275 compared to $357,167 at March 31, 2001. The increase was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4%. As of March 31, 2002, $2,629,754 had been drawn under the credit line. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2002. The Company's line of credit is subject to annual renewal at June 30.

         On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 1,000,000DM ($444,920 US) as security for an additional cash credit facility of the Company's

German joint venture. There was -0-DM outstanding under this additional cash credit facility at March 31, 2002.

         Accounts payable increased 39.64% at March 31, 2002 to $1,917,366 compared to $1,373,124 at March 31, 2001. The increase was the result of increased inventory production to meet seasonal sales demands coupled with extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities decreased 35.46% at March 31, 2002 to $973,543 compared to $1,508,550 at March 31, 2001. The decrease in accrued expenses and other current liabilities was the result of lower dealer deposits from pre-season order programs, coupled with lower general accruals.

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


FORWARD-LOOKING STATEMENTS
--------------------------

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2001.

         Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: profitability; timing of demand for bagging machines and bags; reductions in U.S. milk prices; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems;

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

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1/4% and one long-term debt instrument is based on the prime rate plus 3/4%.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         None.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: April 22, 2002           By: /s/ Michael R. Wallis
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                    Vice President of Finance

                                   (duly authorized and principal
                                    financial officer)