Form 10-Q
period 2002-06-30
AG BAG INTERNATIONAL LTD
filed 2002-07-24
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:          June 30, 2002


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

Common Stock, $.01 par value per share - 11,956,991 shares outstanding as of July 22, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                       June 30         December 31
                                                       (Unaudited)
                                   2002        2001        2001
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $   106,393  $   206,295  $   164,526
 Accounts receivable            6,084,715    4,851,165    2,433,842
 Inventories                    7,994,519    7,673,321    6,695,894
 Other current assets             285,755      433,837      225,544
 Deferred income tax              305,000      158,000      275,000
                               ----------   ----------   ----------


    Total current assets       14,776,382   13,322,618    9,794,806

 Deferred income tax              161,000       89,000      200,000
 Intangible assets, less
  accumulated amortization         15,202       18,174       18,893
 Property, plant and equipment
  less accumulated depreciation 4,327,335    4,562,992    4,227,852
 BAW Joint-venture                305,438      167,938      272,938
 Other assets                     458,513      377,162      481,704
                                ---------   ----------   ----------

Total assets                  $20,043,870  $18,537,884  $14,996,193
                               ==========   ==========   ==========



                           (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         June 30         December 31
                                      (Unaudited)
                                   2002        2001        2001
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 4,187,082  $ 2,622,241  $ 1,287,855
 Current portion of long term
  debt and capital lease
  obligations                     390,812      341,210      402,477
 Accounts payable               2,530,549    2,343,767      672,563
 Accrued expenses and other
  current liabilities           1,081,200      974,952      976,302
 Income tax payable               126,535       57,144         -
                               -----------  -----------  -----------

   Total current liabilities    8,316,178    6,339,314    3,339,197

 Long term debt and capital
  lease obligation, less
  current portion               1,631,906    2,076,868    1,822,212
                                ---------    ----------   ----------
   Total liabilities            9,948,084    8,416,182    5,161,409
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Treasury stock                  ( 31,500)     (31,500)    ( 31,500)
 Retained earnings(deficit)       100,456      126,372     (160,546)
                                ---------    ---------   ----------
   Total shareholders' equity  10,095,786   10,121,702    9,834,784
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $20,043,870  $18,537,884  $14,996,193
                               ==========   ==========   ==========







          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                             Preferred Stock        Common Stock       Treasury Stock       Paid-In      Retained
                             Shares    Amount     Shares     Amount   Shares     Amount     Capital      Earnings      Total
                             ------    ------     ------     ------   ------     ------     -------      --------   -----------
Balance December 31, 2001   174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $  (160,546)  $ 9,834,784

Preferred stock dividends                                                                                 (14,790)      (14,790)
Net loss                                                                                                 (251,428)     (251,428)
                            -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance March 31, 2002      174,000   696,000  12,061,991   120,619    105,000 ( 31,500)   9,210,211    ( 426,764)    9,568,566

Preferred stock dividends                                                                                 (14,790)      (14,790)
Net income                                                                                                542,010       542,010
                            -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance June 30, 2002       174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $   100,456   $10,095,786
                            =======   =======  ==========   =======   ========   =======   =========    =========   ===========














                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months
                                                          Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2002         2001
                                                         ----         ----

Net sales                                            $ 9,929,227  $10,159,090
Cost of sales                                          7,355,322    7,780,057
                                                       ---------    ---------
Gross profit from operations                           2,573,905    2,379,033

Selling expenses                                         983,153      861,194
Administrative expenses                                  767,335      751,656
Research and development expenses                         43,672      100,775
                                                       ---------    ---------
Income from operations                                   779,745      665,408

Other income (expense):
  Interest income                                         16,778           53
  Interest expense                                      ( 91,194)    (100,136)
  Miscellaneous                                          123,681      158,272
                                                       ---------    ---------
Income before provision for
 income taxes                                            829,010      723,597

Provision for income taxes                               287,000      263,000
                                                       ---------    ---------

Net income and comprehensive income                  $   542,010  $   460,597
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .04  $       .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,963,589   12,038,754
                                                      ==========   ==========


















                              See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months
                                                          Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2002         2001
                                                         ----         ----

Net sales                                            $14,736,712  $14,308,298
Cost of sales                                         11,116,937   11,156,937
                                                       ---------    ---------
Gross profit from operations                           3,619,775    3,151,361

Selling expenses                                       1,786,281    1,591,937
Administrative expenses                                1,398,485    1,326,914
Research and development expenses                         66,607      121,073
                                                       ---------    ---------
Income from operations                                   368,402      111,437

Other income (expense):
  Interest income                                         25,994        6,489
  Interest expense                                      (157,328)    (165,601)
  Miscellaneous                                          189,049      193,863
                                                       ---------    ---------
Income before provision for
 income taxes                                            426,117      146,188

Provision for income taxes                               135,535       53,000
                                                       ---------    ---------

Net income and comprehensive income                  $   290,582  $    93,188
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .02  $       .01
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,957,409   12,055,361
                                                      ==========   ==========


















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                           Six Months Ended June 30
                                                   (Unaudited)
                                                   -----------
                                               2002         2001
                                               ----         ----
Cash flows from operating activities:
 Net income                               $   290,582  $    93,188
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization              402,903      339,852
   Inventory obsolescence reserves            (40,000)    (116,630)
   Deferred income taxes                        9,000       21,000
   (Gain)/loss on disposition of
    equipment                                    (500)       6,981
Changes in assets and liabilities:
    Accounts receivable                    (3,650,873)  (1,909,786)
    Inventories                            (1,590,351)    (366,041)
    Other current assets                     ( 60,211)    (242,099)
    Accounts payable                        1,857,986    1,737,939
    Accrued expenses and other current
     liabilities                              104,898      (49,336)
    Other assets                               (9,309)      (3,688)
    Income tax payable                        126,535     (117,986)
                                            ----------  ----------
Net cash used in
   operating activities                    (2,559,340)    (606,606)
                                           -----------  -----------

Cash flows from investing activities:
   Capital expenditures                      (166,969)    (358,445)
   Proceeds from disposition of equipment         500         -
                                            ---------   -----------
Net cash used in investing activities        (166,469)    (358,445)
                                            ---------     ---------

Cash flows from financing activities:
   Net proceeds from line of credit         2,899,227    1,397,603
   Principal payments on debt                (201,971)    (189,071)
   Purchase of common stock                      -        ( 31,500)
   Payment of preferred dividends             (29,580)     (29,580)
                                            ---------    ---------
Net cash provided by
   financing activities                     2,667,676    1,147,452
                                            ---------    ---------

Net increase/(decrease) in cash              ( 58,133)     182,401

Cash and cash equivalents at beginning
 of period                                    164,526       23,894
                                              -------       ------

Cash and cash equivalents at end of period $  106,393  $   206,295
                                            =========   ==========




                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


Inventories
-----------

Inventories consist of the following:

                                         June 30         December 31
                                       (Unaudited)
                                   2002         2001         2001
                               ----------   ----------    ----------
         Finished goods        $6,561,272   $6,338,071    $5,420,692
         Work in process        1,030,998      975,481     1,228,308
         Raw materials            402,249      359,769        46,894
                                ---------    ---------     ---------
              Total            $7,994,519   $7,673,321    $6,695,894
                               ==========   ==========    ==========


Statement of Cash Flows
-----------------------

The Company transferred $331,726 from inventory held for sale to rental equipment during 2002.

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


Seasonal Fluctuations
---------------------


The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-72% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The six-month results may not be indicative of the estimated results for a full fiscal year.


BAW Joint Venture
----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:

                                                        (Dollars in 000's)
                                                     Six Months Ended June 30
                                                            (Unaudited)
                                                   ----------------------------
                                                         2002            2001
                                                   -----------     ------------

Net sales                                           $     897       $    1,086
Cost of goods sold                                       (748)           ( 934)
                                                   -----------     ------------
Gross profit                                              149              152
Selling & administrative expenses                        (107)            (112)
Other income (expense)                                     68               70
Income tax expense                                        (44)             (44)
                                                   -------------   ------------
Net income*                                         $      66       $       66
                                                   =============   ===========

*  Attributed to other shareholders                 $       7       $        7

The condensed income statements have been translated from the Euro to the U.S. Dollar at average exchange rates in effect for the period ended June 30, 2002, and from the German Mark to the U.S. Dollar at average exchange rates in effect for the period ended June 30, 2001. The average exchange rates used at June 30, 2002 and 2001 were $.94 and $.46 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 2002, compared to the results of operations for the three-month period ended June 30, 2001, and to the results of operations for the six-month period ended June 30, 2002, compared to the results of operations for the six-month period ended June 30, 2001 and to changes in the Company's financial condition from December 31, 2001 to June 30, 2002.

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


         Sales for the quarter ended June 30, 2002 decreased 2.26% to $9,929,227 compared to $10,159,090 for the quarter ended June 30, 2001. Sales for the six-month period ended June 30, 2002 increased 2.99% to $14,736,712 compared to $14,308,298 for the six month period ended June 30, 2001.

         Sales were down for the quarter as a result of wet spring weather in much of the Midwest and upper-Midwestern United States that has slowed and shortened the growing season for the current year. Additionally, milk prices began falling during the 2nd quarter of 2002 to near record low levels, which have caused farmers to become cautious again on purchasing capital equipment.

Also contributing to the quarterly decline was some tightening in agricultural credit availability, as a result of the depressed U.S. milk prices.

         This is a shift from the positive trends that could be seen towards the latter half of 2001 and coming into the first quarter of 2002. These positive trends included stabilizing milk prices, continued optimism that milk prices in the U.S. would remain above the record low levels of the year 2000 through 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures. Sales were up for the six-month period of 2002 as a result of this positive sentiment seen during the first quarter of 2002. Additionally, supplemental grain feed costs continued to remain low during the quarter and six-month period, which tends to improve the availability of farm operating funds. During the quarter and six-month period, strong competition in the silage bag market continued, as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

         Machine sales for the quarter were down 8.45% and bag sales were up 5.85% compared to the same period of 2001. Machine sales for the six-month period were flat and bag sales were up 8.76% compared to the same period of 2001. As a percentage of total revenue for the second quarter of 2002, machine sales decreased approximately 3% and bag sales increased approximately 4% compared to the second quarter of 2001. As a percentage of total revenue for the six-month period of 2002, machine sales decreased approximately 1% and bag sales increased approximately 3% compared to the six-month period of 2001. Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The Company's bag and parts sales are driven by the total number of bagging machines that are in the marketplace. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

         In addition to compost bag sales, the Company sold one composting system during the quarter ended June 30, 2002 (generating approximately $275,000 in revenue) compared to four systems sold during the quarter ended June 30, 2001 (generating approximately $480,000 in revenue). For the six-month period ended June 30, 2002, the Company sold four composting systems in addition to compost bag sales (generating approximately $525,000 in revenue) compared to six systems sold for the six-month period ended June 30, 2001 (generating approximately $800,000 in revenue).

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The gross margin realized on the Company's direct sales are typically within 2-4% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. The Company evaluated selling its mainline, core bagging machines via e-commerce and concluded that e-commerce is not currently a viable distribution avenue for its machinery. This is due to the complexity and understanding needed of the end user's needs and farming operation, which requires discussion in an individual setting with a Company sales representative. The Company however, will continue to evaluate whether to offer some of its other products via e-commerce at some point in the future.

         Gross profit as a percentage of sales increased 10.67% for the quarter ended June 30, 2002 compared to the same period in 2001. Gross profit as a percentage of sales increased 11.53% for the six-month period ended June 30, 2002 compared to the same period in 2001. The increase for the quarter and six-month period resulted from improved margins on the Company's bagging machines and production efficiencies realized, partially offset by lower margins on bags in certain highly competitive, high volume geographic areas.

         Selling expenses for the quarter ended June 30, 2002 increased 14.16% to $983,153 compared to $861,194 for the quarter ended June 30, 2001. Selling expenses for the six-month period ended June 30, 2002 increased 12.21% to $1,786,281 compared to $1,591,937 for the six month period ended June 30, 2001. The increase for the quarter and six-month period was the result of increases in personnel, benefit, travel, advertising, promotion and dealer incentives, partially offset by lower sales meeting expenses.

         Administrative expenses for the quarter ended June 30, 2002 increased 2.09% to $767,335 compared to $751,656 for the quarter ended June 30, 2001. Administrative expenses for the six-month period ended June 30, 2002 increased 5.39% to $1,398,485 compared to $1,326,914 for the six-month period ended June 30, 2001. The increase for the quarter and six-month period was the result of higher professional fees related to ongoing patent litigation and increases in administrative salaries, employee benefit, annual meeting and insurance expense, partially offset by lower bad debt and director fee expenses.

         Research and development expenses for the quarter ended June 30, 2002 decreased 56.66% to $43,672 compared to $100,775 for the quarter ended June 30, 2001. Research and development expenses for the six-month period ended June 30, 2002 decrease 44.99% to $66,607 compared to $121,073 for the six-month period ended June 30, 2001. The decrease for the quarter and six-month period was the result of completed silage and nutritional studies of bagged feed and their effects on animal production, which was partially offset by ongoing research and testing related to silage bagging and compost machine development.

         Interest expense for the quarter ended June 30, 2002 decreased 8.93% to $91,194 compared to $100,136 for the quarter ended June 30, 2001. Interest expense for the six-month period ended June 30, 2002 decreased 5.0% to $157,328 compared to $165,601 for the six-month period ended June 30, 2001. The decrease for the quarter and six-month period was the result of lower interest rates on the Company's credit line offset by the Company using a larger portion of its credit facilities during the quarter and six-month period.

         Miscellaneous income for the quarter ended June 30, 2002 decreased 21.86% to $123,681 compared to $158,272 for the quarter ended June 30, 2001. Miscellaneous income for the six-month period ended June 30, 2002 decreased 2.48% to $189,049 compared to $193,863 for the six-month period ended June 30, 2001. The decrease for the quarter and six-month period was the result of decreased machine royalties partially offset by increased folding royalties and income from the Company's German joint venture.

         Net income for the quarter ended June 30, 2002 increased 17.68% to $542,010 compared to $460,597 for the quarter ended June 30, 2001. Net income for the six-month period ended June 30, 2002 increased 211.82% to $290,582 compared to $93,188 for the six-month period ended June 30, 2001. The improvement for the quarter was the result of improving gross profit, lower research and interest expenses offset by lower sales combined with increased selling and administrative expenses. The improvement for the six-month period was the result of higher sales, improving gross profit, lower research and interest expenses, offset by increased selling and administrative expenses.



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

         Accounts receivable increased 25.43% at June 30, 2002 to $6,084,715 compared to $4,851,165 at June 30, 2001. The increase was the result of the company offering some extended term sales during the quarter to remain competitive coupled with slower collections of accounts receivable during April and May resulting from of the overall weakness and uncertainty in the U.S. economy, partially offset by increased customer use, during the latter part of the quarter, of third-party incentive financing programs offered by the Company. Additionally, due to the Company's seasonality, approximately $3.7 million of the quarterly sales occurred during the last month of the quarter.

         Inventory increased 4.19% at June 30, 2002 to $7,994,519 compared to $7,673,321 at June 30, 2001. The increase in inventory resulted from increased machine production during the latter half of the quarter to meet the Company's upcoming seasonal demands and benefit from production efficiencies.

         Other current assets decreased 34.13% at June 30, 2002 to $285,755 compared to $433,837 at June 30, 2001. The decrease was the result of a decrease in deposits and prepaid expenses.

         Intangible assets at June 30, 2002 decreased to $15,202 compared to $18,174 at June 30, 2001. The decrease was the result of normal amortization expense.

         Other assets increased 21.57% at June 30, 2002 to $458,513 compared to $377,162 at June 30, 2001. The increase was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

         The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4%. As of June 30, 2002, $4,187,082 had been drawn under the credit line. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2002. The Company's line of credit is subject to annual renewal at August 15.

         On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 1,000,000DM ($507,250 US) as security for an additional cash credit facility of the Company's

German joint venture. There was -0-DM outstanding under this additional cash credit facility at June 30, 2002.

         Accounts  payable  increased  7.97%  at June  30,  2002  to  $2,530,549 compared to $2,343,767 at June 30, 2001. The increase was the result of increased inventory production to meet seasonal sales demands coupled with extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities increased 10.90% at June 30, 2002 to $1,081,200 compared to $974,952 at June 30, 2001. The increase in accrued expenses and other current liabilities was the result of higher dealer deposits from special incentive order programs, coupled with higher general operating accruals.

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

availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the availability of trade credit and working capital; consumer sentiment of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company.

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; a sharp decline in U.S. milk prices; a reduction in availability of credit in the farming sector; an increase in interest rates; adverse weather conditions; a sharp decline in the health of the farming sector of the U.S. economy; a sharp decline in government subsidies to the farming sector; disruption of the manufacturing process of our sole bag manufacturer; increases in the price of bags; and an adverse outcome in any of the pending litigation against the Company.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is one of three defendants named in two purported class action lawsuits, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al., filed February 5, 1998, and Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al., filed September 29, 1999, both alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Class certification has been denied in the S&S Forage case. The defendants briefed and argued motions for summary judgment in both cases, which the court denied under both cases. In recent developments, the U.S. District Court for the District of Minnesota has dismissed, in its entirety, the Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al. case based upon the plaintiffs' request to the court. Furthermore, the plaintiffs' in the remaining S&S Forage individual claim, have filed a motion before the court appealing the May 2000 denial of class certification. The defendants have responded accordingly to the court. This motion is currently pending before the U.S. District Court for the District of Minnesota. If the plaintiffs were to obtain a judgment against the three companies, the Company could be held jointly and severally liable. The Company believes that the plaintiffs' claim has no merit, and the Company is vigorously defending itself against this remaining claim. The Company continues to believe that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Forward-Looking Statements")

         The Company is one of three defendants named in a purported breach of contract and product warranty lawsuit, Kevin Sustrik v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed June 7, 2000. The plaintiff alleged breach of contract and breach of product warranty relating to a bagging machine purchased by the plaintiff and sought monetary damages. The Company settled with the plaintiff May 1, 2002; which settlement is currently pending before the Court of Queen's Bench of Alberta, Canada. (See "Forward-Looking Statements")

         The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent No. 5,799,472; 5,894,713; 5,345,744; 5,426,910; and 5,452.562 relating to a bag pan and density control for an agricultural feed bagging machine and composting method patents. Plaintiff seeks monetary damages. On April 2, 2002, the defendant was granted their motion for summary judgment in the bag pan matter. The court concluded that there was no infringement. Plaintiff has appealed this decision, which is currently before the United States District Court for the District of Oregon. The density control matter currently remains in settlement negotiations. The composting method patent matter continues in the discovery phase. The Company denies Versa's allegations and is vigorously defending itself against the claim. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Forward-Looking Statements")

         The Company is one of three defendants named in a counterclaim to a purported product warranty lawsuit, Andrew Magyar and Leslie Magyar v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed January 21, 2000. The plaintiffs in the counterclaim allege breach of product warranty, merchantability and fitness for the particular purpose relating to a bagging machine purchased by the plaintiff's and seek monetary damages. In recent developments, the plaintiff's have filed for bankruptcy and defendants have asked the Court of Queen's Bench of Alberta, Canada for dismissal. The Company believes that the claims alleged by the plaintiffs have no merit and the Company is vigorously defending itself against these claims. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Forward-Looking Statements")


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Annual Meeting of Stockholders was held on June 3, 2002.

         Michael W. Foster and Udo Weber were elected by plurality as directors of the Company. Messrs. Inman, Cunningham, DeMatteo and Schuette continued to serve as Directors after the meeting. The Board of Directors' appointment of Moss Adams LLP as the Company's independent public accountants was ratified.

The results of the election were as follows:

                                           Votes
      Nominee               Votes For     Against     Abstentions
      -------               ---------     -------     -----------
Michael W. Foster           9,512,107       198         224,663
Udo Weber                   9,512,305       -0-         224,663

                                           Votes                      Broker
                                                                      ------
                            Votes For     Against     Abstentions    Non-Votes
                            ---------     -------     -----------    ---------
Ratify Appointment          9,722,577      3,910        10,481          -0-
 of Moss Adams LLP

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                  (Registrant)



Date: July 22, 2002            By: /s/ MICHAEL R. WALLIS
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                   Vice President of Finance

                                 (duly authorized and principal
                                  financial officer)