Form 10-Q
period 2002-09-30
AG BAG INTERNATIONAL LTD
filed 2002-10-30
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002


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

Common Stock, $.01 par value per share - 11,956,991 shares outstanding as of October 21, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                                September 30       December 31
                                                (Unaudited)
                                              2002        2001        2001
                                          ----------   ----------   ----------

Current assets:
 Cash and cash equivalents              $    242,990  $   329,079  $   164,526
 Accounts receivable                       5,429,937    5,858,161    2,433,842
 Inventories                               6,805,158    7,135,391    6,695,894
 Other current assets                        393,263      302,436      225,544
 Deferred income tax                         155,000      170,000      275,000
                                          ----------   ----------   ----------


    Total current assets                  13,026,348   13,795,067    9,794,806

 Deferred income tax                         175,000         -         200,000
 Intangible assets, less
  accumulated amortization                    13,357       20,738       18,893
 Property, plant and equipment
  less accumulated depreciation            4,157,261    4,749,229    4,227,852
 BAW Joint-venture                           362,438      182,938      272,938
 Other assets                                470,612      473,168      481,704
                                           ---------   ----------   ----------

Total assets                             $18,205,016  $19,221,140  $14,996,193
                                          ==========   ==========   ==========



                           (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                September 30       December 31
                                                (Unaudited)
                                              2002        2001         2001
                                          ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                   $ 3,417,369  $ 3,493,778  $ 1,287,855
 Current portion of long term
  debt and capital lease
  obligations                                356,654      341,221      402,477
 Accounts payable                          1,646,693    1,631,853      672,563
 Accrued expenses and other
  current liabilities                      1,020,697    1,103,836      976,302
 Income tax payable                            2,210      170,020         -
                                          ----------   ----------   ----------

   Total current liabilities               6,443,623    6,740,708    3,339,197

 Long term debt and capital
  lease obligation, less
  current portion                          1,555,806    1,973,042    1,822,212
 Deferred income taxes                          -          15,000         -
                                           ---------   ----------   ----------
   Total liabilities                       7,999,429    8,728,750    5,161,409
                                           ---------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                  696,000      696,000      696,000
 Common stock, $.01 par value                120,619      120,619      120,619
 Additional paid-in capital                9,210,211    9,210,211    9,210,211
 Treasury stock                            ( 31,500)     (31,500)    ( 31,500)
 Retained earnings(deficit)                  210,257      497,060    (160,546)
                                           ---------    ---------   ----------
   Total shareholders' equity             10,205,587   10,492,390    9,834,784
                                           ---------    ---------   ----------
Total liabilities and
 shareholders' equity                    $18,205,016  $19,221,140  $14,996,193
                                          ==========   ==========   ==========








                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                             Preferred Stock        Common Stock         Treasury Stock       Paid-In   Retained
                             Shares    Amount      Shares    Amount     Shares    Amount     Capital   Earnings      Total
                             ------    ------      ------    ------     ------    ------    ---------  ----------  ----------
Balance December 31, 2001   174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)   $9,210,211  $(160,546)  $9,834,784

Preferred stock dividends                                                                                (14,790)     (14,790)
Net loss                                                                                                (251,428)    (251,428)
                            -------   -------  ----------   -------   --------   -------    ---------  ----------  ----------
Balance March 31, 2002      174,000   696,000  12,061,991   120,619    105,000  (31,500)    9,210,211   (426,764)   9,568,566


Preferred stock dividends                                                                                (14,790)     (14,790)
Net income                                                                                               542,010      542,010
                            -------   -------  ----------   -------   --------   -------    ---------  ----------  ----------
Balance June 30, 2002       174,000   696,000  12,061,991   120,619    105,000  (31,500)    9,210,211    100,456   10,095,786

Preferred stock dividends                                                                                (14,790)     (14,790)
Net income                                                                                               124,591      124,591
                            -------   -------  ----------   -------   --------   -------    ---------   --------- -----------
Balance September 30, 2002  174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)   $9,210,211   $210,257  $10,205,587
                            =======   =======  ==========   =======   ========   =======    =========   ========= ===========






















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                        Ended September 30
                                                           (Unaudited)
                                                      ----------------------
                                                         2002         2001
                                                         ----         ----

Net sales                                            $ 8,816,610  $10,156,259
Cost of sales                                          7,193,752    7,839,821
                                                       ---------    ---------
Gross profit from operations                           1,622,858    2,316,438

Selling expenses                                         844,610    1,022,239
Administrative expenses                                  632,096      680,399
Research and development expenses                         86,177       55,539
                                                       ---------    ---------
Income from operations                                    59,975      558,261

Other income (expense):
  Interest income                                         18,406       25,097
  Interest expense                                      ( 94,542)    (110,634)
  Miscellaneous                                          152,427      102,160
                                                       ---------    ---------
Income before provision for
 income taxes                                            136,266      574,884

Provision for income taxes                                11,675      189,406
                                                       ---------    ---------

Net income and comprehensive income                  $   124,591  $   385,478
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .01  $       .03
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,980,172   11,956,991
                                                      ==========   ==========












                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months
                                                        Ended September 30
                                                           (Unaudited)
                                                      ----------------------
                                                         2002         2001
                                                         ----         ----

Net sales                                            $23,553,322  $24,464,557
Cost of sales                                         18,310,689   18,996,758
                                                       ---------    ---------
Gross profit from operations                           5,242,633    5,467,799

Selling expenses                                       2,630,891    2,614,176
Administrative expenses                                2,030,581    2,007,313
Research and development expenses                        152,784      176,612
                                                       ---------    ---------
Income from operations                                   428,377      669,698

Other income (expense):
  Interest income                                         44,400       31,586
  Interest expense                                      (251,870)    (276,234)
  Miscellaneous                                          341,476      296,021
                                                       ---------    ---------
Income before provision for
 income taxes                                            562,383      721,071

Provision for income taxes                               147,210      242,406
                                                       ---------    ---------

Net income and comprehensive income                  $   415,173  $   478,665
                                                       =========    =========
Basic and diluted net income
 per common share                                    $       .03  $       .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,959,255   12,016,991
                                                      ==========   ==========












                              See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Nine Months
                                                        Ended September 30
                                                           (Unaudited)
                                                      ----------------------
                                                         2002         2001
                                                         ----         ----
Cash flows from operating activities:
 Net income                                         $   415,173   $   478,665
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         611,527      559,902
   Inventory obsolescence reserves                       (25,000)    ( 16,629)
   Deferred income taxes                                 145,000      113,000
   (Gain)/loss on disposition of
    equipment                                               (500)       8,648
 Changes in assets and liabilities:
    Accounts receivable                               (2,996,095)  (2,916,782)
    Inventories                                         (415,990)    (272,249)
    Other current assets                                (167,719)    (110,698)
    Accounts payable                                     974,130    1,026,025
    Accrued expenses and other current
     liabilities                                          44,395       79,548
    Other assets                                         (78,408)    (114,694)
    Income tax payable                                     2,210       (5,110)
                                                       ---------   ----------
Net cash used in
   operating activities                               (1,491,277)  (1,170,374)
                                                     -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                 (203,674)    (424,308)
   Intangible assets                                        -          (4,267)
   Proceeds from disposition of equipment                    500        3,750
                                                       ---------   ----------
Net cash used in investing activities                   (203,174)    (424,825)
                                                       ---------   ----------

Cash flows from financing activities:
   Net proceeds from line of credit                    2,129,514    2,269,140
   Principal payments on debt                           (312,229)    (292,886)
   Purchase of common stock                                 -        ( 31,500)
   Payment of preferred dividends                        (44,370)     (44,370)
                                                       ---------   ----------
Net cash provided by
   financing activities                                1,772,915    1,900,384
                                                       ---------    ---------

Net increase in cash                                      78,464      305,185

Cash and cash equivalents at beginning
 of period                                               164,526       23,894
                                                         -------       ------

Cash and cash equivalents at end of period            $  242,990  $   329,079
                                                       =========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


Inventories
-----------

Inventories consist of the following:

                                               September 30        December 31
                                               (Unaudited)
                                               2002        2001        2001
                                          ----------   ----------   ----------
         Finished goods                   $5,529,335   $5,728,890   $5,420,692
         Work in process                   1,047,266    1,060,297    1,228,308
         Raw materials                       228,557      346,204       46,894
                                           ---------    ---------    ---------
                                 Total    $6,805,158   $7,135,391   $6,695,894
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

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the periods presented from amounts previously reported to conform to classifications currently adopted. Such reclassifications had no effect on previously reported condensed balance sheets or results of operations.


Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-72% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The nine-month results may not be indicative of the estimated results for a full fiscal year.


BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:

                                                       (Dollars in 000's)
                                                 Nine Months Ended September 30
                                                          (Unaudited)
                                                 ------------------------------
                                                  2002                    2001
                                                  ----                    ----

Net sales                                    $   1,949              $    1,946
Cost of goods sold                              (1,512)                 (1,556)
                                            -----------            ------------
Gross profit                                       437                     390
Selling & administrative expenses                 (175)                   (180)
Other income (expense)                              69                      85
Income tax expense                                (133)                   (118)
                                          -------------            ------------
Net income*                                  $     198              $      177
                                            ===========             ===========

*  Attributed to other shareholders'         $      21              $       19

The condensed income statements have been translated from the Euro to the U.S. Dollar at average exchange rates in effect for the period ended September 30, 2002, and from the German Mark to the U.S. Dollar at average exchange rates in effect for the period ended September 30, 2001. The average exchange rates used at September 30, 2002 and 2001 were $.94 and $.47 respectively.


Income  Taxes
-------------

Income taxes are lower than the expected statutory rates due to the tax benefits of the extraterritorial income exclusion and the income from the BAW Joint Venture not being subject to United States income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

        Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2002, compared to the results of operations for the three-month period ended September 30, 2001, and to the results of operations for the nine-month period ended September 30, 2002, compared to the results of operations for the nine-month period ended September 30, 2001 and to changes in the Company's financial condition from December 31, 2001 to September 30, 2002.

Critical Accounting Policies
----------------------------

        The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2001. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for warranty reserves and accounting for income taxes.

        The $627,322 estimate for inventory obsolescence reserves was developed using inventory aging reports for finished goods, combined with historical usage, forecasted usage and inventory shelf life. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

        The $216,194 estimate of allowance for doubtful accounts is comprised of a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

        The $132,890 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and reserves are updated as trends in these variables change.

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

        Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the level of acceptance of the Company's new Pre-Season order program for 2003; the availability of trade credit and working capital; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company.

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

Results of Operations
---------------------

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


        Sales for the quarter ended September 30, 2002 decreased 13.19% to $8,816,610 compared to $10,156,259 for the quarter ended September 30, 2001. Sales for the nine-month period ended September 30, 2002 decreased 3.72% to $23,553,322 compared to $24,464,557 for the nine-month period ended September 30, 2001.

        Sales were down for the quarter as a result of drought weather conditions experienced in much of the Midwest and upper-Midwestern United States that has greatly reduced the summer alfalfa harvest for the current year. Additionally, milk prices continued their steep decline, which began during the 2nd quarter of 2002, to record low levels, causing farmers to become cautious on purchasing capital equipment. Also contributing to the quarterly decline was continued tightening in agricultural credit availability, as a result of the depressed U.S. milk prices, coupled with rising supplemental grain feed costs during the quarter brought on by the drought conditions in the U.S.

        This is a shift from the positive trends that could be seen towards the latter half of 2001 and coming into the first quarter of 2002. These positive trends included stabilizing milk prices, continued optimism that milk prices in the U.S. would remain above the record low levels of the year 2000 through 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures. Sales were down for the nine-month period of 2002 despite this positive sentiment seen during the first quarter of 2002, which began eroding during the 2nd quarter and continued in the 3rd quarter. Additionally, supplemental grain feed costs remained low during the 1st and 2nd quarters, which tend to improve the availability of farm operating funds. However, this trend reversed during the 3rd quarter as discussed above. During the quarter and nine-month period, strong competition in the silage bag market continued, as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

        Machine sale revenue for the quarter rose 6.78% and bag sale revenue declined 18.24% compared to the same period of 2001. Machine sale revenue for the nine-month period rose 2.06% and bag sale revenue declined 5.12% compared to the same period of 2001. Machine sale revenue for the quarter and nine-month period rose as a result of several large bagging machine sales during the periods compared to 2001 partially offset by a decline in the Company's smaller unit bagging machine sales during the 2nd and 3rd quarters as compared to 2001 from the drought and milk price conditions previously discussed. As a percentage of total revenue for the 3rd quarter of 2002, machine revenue increased approximately 7% (due to machine size mix sold) and bag revenue decreased approximately 4% compared to the 3rd quarter of 2001. As a percentage of total revenue for the nine-month period of 2002, machine revenue increased approximately 2% (due to machine size mix sold) and bag revenue decreased approximately 1% compared to the nine-month period of 2001.

        Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The total number of bagging machines that are in the marketplace drives the Company's bag and parts sales. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

        The Company sold compost bags during the quarter ended September 30, 2002, generating approximately $50,000 in revenue, compared to the quarter ended September 30, 2001 in which one system was sold, in addition to compost bags, generating approximately $210,000 in revenue. For the nine-month period ended September 30, 2002, the Company sold three composting systems in addition to compost bag sales, generating approximately $455,000 in revenue, compared to seven systems sold and compost bag sales for the nine-month period ended September 30, 2001, generating approximately $1 million in revenue. Compost sales are down for 2002 as a result of current economic conditions and tight budgetary constraints of the Company's potential end users.

        Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The gross margin realized on the Company's direct sales are typically within 2-4% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. The Company evaluated selling its mainline, core bagging machines via e-commerce and concluded that e-commerce is not currently a viable distribution avenue for its machinery. This is due to the complexity and required understanding of the end user's needs and farming operation, which requires discussion in an individual setting with a Company sales representative. The Company however, will continue to evaluate whether to offer some of its other products via e-commerce at some point in the future.

        Gross profit as a percentage of sales decreased 19.29% for the quarter ended September 30, 2002 compared to the same period in 2001. Gross profit as a percentage of sales was flat for the nine-month period ended September 30, 2002 compared to the same period in 2001. The decrease for the quarter was the result of lower sales volumes to cover fixed operating overheads, coupled with lower margins on bags in certain highly competitive, high volume geographic areas, which was partially offset by improved margins on the Company's smaller bagging machines from production improvements. Gross profit for the nine-month period remained flat from improved margins on the Company's smaller bagging machines and production improvements realized, which were offset by lower sales volumes during the 3rd quarter and lower margins on bags.

        Selling expenses for the quarter ended September 30, 2002 decreased 17.38% to $844,610 compared to $1,022,239 for the quarter ended September 30, 2001. Selling expenses for the nine-month period ended September 30, 2002 were flat at $2,630,891 compared to $2,614,176 for the nine-month period ended September 30, 2001. The decrease for the quarter was the result of lower personnel, benefit, and travel costs associated with sales personnel reductions during the quarter, coupled with lower commissions from lower sales volumes for the quarter, which were offset by increased promotion and dealer incentive costs. Selling expenses were flat for the nine-month period as a result of increases during the 1st and 2nd quarters of the year in personnel, benefit, travel, and advertising costs, and an increase in promotion and dealer incentive costs, offset by lower sales meeting expenses.

        Administrative expenses for the quarter ended September 30, 2002 decreased 7.10% to $632,096 compared to $680,399 for the quarter ended September 30, 2001. Administrative expenses for the nine-month period ended September 30, 2002 increased 1.16% to $2,030,581 compared to $2,007,313 for the nine-month period ended September 30, 2001. The decrease for the quarter was the result lower employee benefit expenses, director fees and general office expenses, offset by higher professional fees related to ongoing patent litigation and increases in administrative salary, annual meeting and insurance expenses. The increase for the nine-month period was the result of higher professional fees related to ongoing patent litigation and increases in administrative salary, general office, annual meeting and insurance expense, partially offset by lower bad debt, employee benefit, and director fee expenses.

        Research and development expenses for the quarter ended September 30, 2002 increased 55.16% to $86,177 compared to $55,539 for the quarter ended September 30, 2001. Research and development expenses for the nine-month period ended September 30, 2002 decreased 13.49% to $152,784 compared to $176,612 for the nine-month period ended September 30, 2001. The increase for the quarter was the result of research, development and testing of a newer design of the Company's larger-sized, silage-bagging machine, which was completed during the quarter. The Company completed silage and nutritional studies of bagged feed and their effects on animal production, during the 2nd quarter of 2002, and although the Company has ongoing research and testing related to silage bagging and compost machine development, research and development expense for the nine-month period decreased as a result.

        Interest expense for the quarter ended September 30, 2002 decreased 14.55% to $94,542 compared to $110,634 for the quarter ended September 30, 2001. Interest expense for the nine-month period ended September 30, 2002 decreased 8.82% to $251,870 compared to $276,234 for the nine-month period ended September 30, 2001. The decrease for the quarter and nine-month period was the result of lower interest rates on the Company's credit line, partially offset by the Company using a larger portion of its credit facilities during the quarter and nine-month period.

         Miscellaneous income for the quarter ended September 30, 2002 increased 49.20% to $152,427 compared to $102,160 for the quarter ended September 30, 2001. Miscellaneous income for the nine-month period ended September 30, 2002 increased 15.36% to $341,476 compared to $296,021 for the nine-month period ended September 30, 2001. The increase for the quarter and nine-month period was the result of increased bag folding royalties and income from the Company's German joint venture, partially offset by lower machine royalty income.

        The Company's effective income tax rate for the quarter ended September 30, 2002 was 8.56% compared to 32.95% for the quarter ended September 30, 2001. The Company's effective income tax rate for the nine-month period ended September 30, 2002 was 26.18% compared to 33.62% for the nine-month period ended September 30, 2001. The Company's effective tax rates for 2002 are lower than 2001 due to the Company's income from its German Joint Venture not being taxable in the United States and from the extraterritorial income exclusion provisions of the current United States tax code.

        Net income for the quarter ended September 30, 2002 decreased 67.69% to $124,591 compared to $385,478 for the quarter ended September 30, 2001. Net income for the nine-month period ended September 30, 2002 decreased 13.26% to $415,173 compared to $478,665 for the nine-month period ended September 30, 2001. The decrease for the quarter was the result of lower sales and lower gross profit, combined with increased research and development expenses, which were offset by lower selling, administrative, and interest expense coupled with higher miscellaneous income. The decrease for the nine-month period was the result of lower sales, and higher administrative expenses, offset by higher miscellaneous income and lower interest and research and development expenses.


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

        Accounts receivable decreased 7.31% at September 30, 2002 to $5,429,937 compared to $5,858,161 at September 30, 2001. The decrease was primarily the result of the Company converting approximately $1 million of customer receivables to one of its 3rd party financing sources at the Company's normal 2.6% discount rate. Other factors causing a decrease in accounts receivable were customers utilizing third-party incentive financing programs offered by the Company during the quarter, which was partially offset by slower collections resulting from the overall weakness and uncertainty in the U.S. economy.

        Inventory decreased 4.63% at September 30, 2002 to $6,805,158 compared to $7,135,391 at September 30, 2001. The decrease in inventory resulted from the Company's renewed efforts to streamline its inventory and more closely match its production with inventory demands. As a result, the Company suspended its smaller bagging machine production during the latter part of the 3rd quarter based upon the current farming industry economic conditions. During the quarter, the Company also unveiled its new Pre-Season order program for 2003 in a further attempt to level out its future production process.

        Other current assets increased 30.03% at September 30, 2002 to $393,263 compared to $302,436 at September 30, 2001. The increase was the result of an increase in deposits and prepaid expenses.

        Intangible assets at September 30, 2002 decreased 35.59% to $13,357 compared to $20,738 at September 30, 2001. The decrease was the result of normal amortization expense.

        Other assets at September 30, 2002 were flat at $470,612 compared to $473,168 at September 30, 2001.

        The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4%. As of September 30, 2002, $3,417,369 had been drawn under the credit line. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through the remainder of 2002.

        On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($501,690 US) as security for an additional cash credit facility of the Company's German joint venture. There was -0-Euro outstanding under this additional cash credit facility at September 30, 2002.

        Accounts payable were flat on September 30, 2002 at $1,646,693 compared to $1,631,853 at September 30, 2001.

        Accrued expenses and other current liabilities decreased 7.53% at September 30, 2002 to $1,020,697 compared to $1,103,836 at September 30, 2001.
The decrease in accrued expenses and other current liabilities was the result of lower overall general accruals associated with reduced sales volumes for the quarter and personnel reductions.

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


ITEM 4. CONTROLS AND PROCEDURES.

        (a) Evaluation of disclosure controls and procedures.

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

        (b) Changes in internal controls.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The Company is one of three defendants named in a counterclaim to a purported product warranty lawsuit, Andrew Magyar and Leslie Magyar v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed January 21, 2000. The plaintiffs in the counterclaim allege breach of product warranty, merchantability and fitness for the particular purpose relating to a bagging machine purchased by the plaintiff's and seek monetary damages. On September 5, 2002, the plaintiffs in the counterclaim dismissed their action against the Company in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

                99.1 Certification of Larry R. Inman, Chairman, Chief Executive Officer and President of Ag-Bag
                        International Limited, as required pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                99.2    Certification of Michael R. Wallis, Chief
                        Financial Officer, Treasurer and Vice President of Finance of Ag-Bag International Limited, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

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


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                             (Registrant)



Date: October 30, 2002                          By: /s/ MICHAEL R. WALLIS
                                                    ---------------------------
                                               Michael R. Wallis
                                               Chief Financial Officer and
                                               Vice President of Finance

                                           (duly authorized and principal
                                            financial officer)

                                 CERTIFICATIONS

I, Larry R. Inman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ag-Bag International Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ LARRY R. INMAN
-------------------------
Chairman, Chief Executive Officer
and President

I, Michael R. Wallis, certify that:

7. I have reviewed this quarterly report on Form 10-Q of Ag-Bag International Limited;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

/s/ MICHAEL R. WALLIS
-------------------------
Chief Financial Officer, Treasurer
and Vice President of Finance

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Ag-Bag International Limited (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



October 30, 2002        /s/ LARRY R. INMAN         Chairman of the Board,
                        ------------------         Chief Executive Officer,
                         (Larry R. Inman)          and President

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Ag-Bag International Limited (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



October 30, 2002        /s/ MICHAEL R. WALLIS      Chief Financial Officer,
                        ---------------------      Vice President of Finance,
                        (Michael R. Wallis)        and Treasurer