Form 10-K
period 2002-12-31
AG BAG INTERNATIONAL LTD
filed 2003-03-27
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NUMBER:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      93-1143627
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           2320 SE AG-BAG LANE
            WARRENTON, OREGON                                        97146
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                           Yes       _     No  |X|

     State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,159,817.

     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of March 5, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 2, 2003, are incorporated by reference into Part III of this report.

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I            ..........................................................................................2
     Item 1.      Business..................................................................................2
     Item 2.      Properties...............................................................................10
     Item 3.      Legal Proceedings........................................................................11
     Item 4.      Submission of Matters to a Vote of Security Holders......................................11
     Executive Officers of the Registrant..................................................................12

PART II           .........................................................................................13
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ...................13
     Item 6.      Selected Financial Data..................................................................15
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations............................................................................16
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...............................27
     Item 8.      Financial Statements and Supplemental Data...............................................27
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.....................................................................27

PART III          .........................................................................................28
     Items 10. and 11.  Directors and Executive Officers of Registrant and Executive
                  Compensation.............................................................................28
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters......................................................................28
     Item 13.     Certain Relationships and Related Transactions...........................................28
     Item 14.     Controls and Procedures..................................................................29

PART IV           .........................................................................................30
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................30

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

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

     Ag-Bag International Limited (the "Company" or "Ag-Bag") was incorporated as a New York corporation in 1989. The primary operating company, Ag-Bag Corporation, a Nebraska corporation, was incorporated in 1978. The Company changed its name in 1990 from AB Holding Group, Inc. to Ag-Bag International Limited. In 1994, in an effort to streamline and save administrative expenses, two of the Company's operating subsidiaries, A.B. Rental, Inc. and Ag-Bag Corporation were merged into the Delaware subsidiary, ABVIN Merging Corp. On January 1, 1995, the Company was merged into its Delaware subsidiary resulting in the reincorporation of the Company in Delaware and a change in its name to Ag-Bag International Limited.

     The Company has pioneered an alternate method of storing feed for livestock. Traditional methods of storing feed have included placing it in bunkers, pits, and silos or baling and stacking it. The Company's method is to store the feed in huge plastic bags of up to 500 feet in length and up to 14 feet in diameter by tightly stuffing the feed into the bag. The Company assembles the machines for stuffing the feed into the bags. It has the bags manufactured to its specifications and then folds and distributes the bags through its dealer network and directly in an area where a dealer is not present. The benefits of bagging the feed include reduced cost, additional flexibility in harvesting and storing the feed, enhanced feed quality, and relatively small capital requirements. The Company also sells ancillary products that complement the Company's main line of bagging machines and bags.

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

  Product                  2000                 2001                  2002
  -------                  ----                 ----                  ----
  Bags                      53%                  48%                   48%
  Machines                  39%                  43%                   44%
  Other                      8%                   9%                    8%
                           ----                 ----                  ----
  Net Sales                100%                 100%                  100%

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

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company continues to sell worldwide in Asia, Australia, New Zealand, Western and Central Europe and the Caribbean. Export sales from the Company's United States operations were 6.4% of net sales for the year ended December 31, 2002.

     In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture folds and distributes silage bags to the Company's German and European dealers.

     The Company is developing other uses for its bagging technology. In 1993, the Company adapted its bagging machines to permit bagging of compostable organic matter in the Company's recyclable Tri-Dura(R) plastic bags. The Company also has developed mobile and stationary plastic recovery units which enable the Company to bail and pick up the recyclable Tri-Dura(R) plastic bags as a service to its customers.

SEASONAL NATURE OF BUSINESS

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. The Company took steps to counteract some of this seasonality by generating sales in Latin America beginning in 1994 and in Australia and New Zealand in 1996. In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company's dealer's place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments.

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 65-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

         Quarter                2000              2001              2002
         -------                ----              ----              ----
         1st                    21%               15%               18%
         2nd                    31%               35%               37%
         3rd                    34%               35%               32%
         4th                    14%               15%               13%

FARM EQUIPMENT AND PRODUCTS
---------------------------

     INTRODUCTION. Silage is made using the Ag-Bag(R) system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura(R) storage bags. The traditional methods for making silage involve storing it in bunkers, pits or silos. Using traditional methods, there is a nutrient loss resulting from a reduction in the moisture content of the forage before storage. The moisture content must be reduced to compensate for the high oxygen content of the forage, which results from the inability to pack the forage tightly enough. When the forage is not packed sufficiently, the silage fermentation process produces too much heat resulting in an even greater loss of nutrient value than would occur if the moisture content were not reduced. The loss of nutrient value results in the need for additional food supplements or an increased volume of feed.

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

     AG-BAG(R) FARM EQUIPMENT. The Company's principal line of farm equipment is marketed under the trade name "Ag-Bagger(R)." The Ag-Bagger(R) is available in three versions with a number of optional features. Wide ranges of optional features are offered by the Company on its bagging machines in order to meet the budget needs of the farmer.

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 8 to 10 feet in diameter and 100 to 200 feet in length. The Company first introduced this version in 1987. Dairymen use it primarily in smaller dairy and cattle feeding operations with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. In late 2002, the Company introduced its most basic model of its smaller bagging machine, the "Personal Bagger". The retail price for these machines range from approximately $19,500 to $49,000.

     In 1992, the Company introduced a medium-sized machine that can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $74,000 to $209,500.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 14 feet in diameter and 150 to 500 feet in length. Primarily dairymen use these machines with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995. In 2002, the Company introduced its 14-foot version of the Ag-Bagger(R) for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar. The retail price for the larger machines range from approximately $110,000 to $310,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging machine by developing the Powered Anchor Control (PAC) system, and in 2000 introduced its latest version of the cable-less bagging machine, the HYPAC(R) (Hydraulic Powered Anchor Control) system. The Company offers the HYPAC(R) model in small, medium-sized and large-sized bagging machines. The retail price for the HYPAC(R) machines range from approximately $49,000 to $310,000.

     The Company assembles and sells a separate line of related equipment called the Ag-Bag Flex-a-Tuber(R) with a retail price ranging from $11,500 to $18,000. The Flex-a-Tuber(R) permits farmers to store round-baled alfalfa, sorghum, and other forage in Ag-Bag Tri-Dura(R) storage bags. The round bale Flex-a-Tubers(R) are made in two sizes to permit the bagging of 4 and 5 foot bales. The bales can be stored in Ag-Bag Tri-Dura(R) storage bags up to 200 feet in length. In 2002, the Company began manufacturing this line of equipment on a made-to-order basis.

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger, which retails for approximately $23,500 to $31,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length. In 2002, the Company began manufacturing this line of equipment on a made-to-order basis.

     The Company assembles and sells the Ag-Bag(R) Pro-Grain Bagger, which retails for approximately $31,000. This machine is similar in design to the smallest Ag-Bagger(R) machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag Tri-Dura(R) storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

     The Company also assembles and sells the Mighty Bite(R) front-end load bucket. This revolutionary bucket replaces the conventional bucket. Hydraulically operated, the Mighty Bite(R) closes tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactures the Mighty Bite(R) in sizes ranging from one-half cubic yard to two cubic yards with a retail price ranging from $3,300 to $4,900.

     The Company adapted its Ag-Bag(R) bagging machines for use in large-scale "in-vessel" composting of organic matter. The bagging machine is used in conjunction with a shredder that shreds the organic material, which is then fed into the bagging machine that bags the compostable matter into Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag(R) compost bagging machines retail for between $49,500 to $130,000.

     AG-BAG TRI-DURA(R) STORAGE BAGS. The Ag-Bag Tri-Dura(R) disposable storage bags range in size from 8 to 14 feet in diameter and 100 to 500 feet in length and are made of extruded plastic. Rolls of plastic are manufactured to the Company's specifications. The plastic contains special stabilizers to protect the bags from deterioration due to exposure to weather and the sun's ultraviolet rays. Once a Tri-Dura(R) bag is used, it may be recycled or disposed of in another manner, but may not be reused.

     The Company contracts for the manufacture of, and sells Tri-Dura(R) three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $225 to $2,100. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.

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

MARKET SIZE
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 2001, over 253 million tons of corn, alfalfa, sorghum, silage, and hay were harvested by United States farmers according to the AG IQ Handbook XIX published in 2002 by Agricom, Inc. (the "AG Handbook"). Based on AG Handbook statistics, the Company estimates that there are approximately 150,000 dairy, beef, hog, and sheep farms in the United States that are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 8-12% of this group are actually using storage bags made by the Company or its competitors. It further estimates that about 50-55% of the bagging industry customers purchase silage storage bags from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Western and Central Europe, Australia, New Zealand, Asia, and the Caribbean, where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

     The Company also markets a system for "in-vessel" composting which is designed to eliminate odors and control leachate inherent with composting. Composting is an alternative for disposing of or eliminating the large number of organics from landfills. The Company's primary focus is currently directed towards municipalities, private composters, military bases, zoos and the Company's dairy and beef customers. The Company currently estimates the size of the compost market within North America to be over $2 billion a year. Until further marketing efforts are made outside North America, the Company cannot estimate with any certainty the foreign market size. However, the Company believes that there is a large potential market in other countries into which it may expand. No assurance can be given that the "in-vessel" composting system will be accepted in either the domestic or foreign marketplace.

MARKETING
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 2002, there were 59 dealers serviced by a combined total of 22 regional and territorial Company-employed managers and sales support coordinators. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in states where there are no nearby
Ag-Bag(R) dealers. Beginning in 2002, the Company began focusing its marketing efforts more on dealer development and expanding its dealer network rather than a focus towards direct selling. In September 2002, the Company also introduced its new pre-season ordering program for its products, whereby the Company's dealers place their next year's annual product requirements order in advance.

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

WEBSITE
-------

     The Company maintains a website for use by its customers, containing information about the Company, its products, and educational materials regarding their use. The website address for Ag-Bag is http://www.ag-bag.com

ASSEMBLY AND MANUFACTURING
--------------------------

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

     AG-BAG(R) INOCULANTS. The Company purchases on the open market the liquid and compost inoculant. The Company believes that the liquid and compost inoculant will be reasonably available for purchase on the open market for the foreseeable future. The dry inoculant is produced by the Company at the Blair, Nebraska plant pursuant to a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant."

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

     Several manufacturing companies manufacture the structural components of the Company's farm and composting equipment in Oregon, Nebraska and Iowa. The Company believes that alternative sources of supply are readily available at competitive prices if the present sources of supply should become unavailable. The Company is not aware of any raw materials shortages or problems with these suppliers that would adversely affect the Company's operations.

     The Company mixes the dry inoculant at its Blair, Nebraska facility. It purchases the ingredients for the dry inoculant from a variety of suppliers. The Company purchases the liquid and compost inoculant from a supplier, who mixes the inoculants to the Company's specifications. The Company believes there are various other alternative sources of supply.

COMPETITION
-----------

     As the Company's corporate slogan, the "Complete 1(R)," indicates, the Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems. Ag-Bag is the only company that manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are three competitors within the United States that manufacture similar silage bagging machines. There are also a number of competitors that manufacture bale wrapping machines, which compete with the Company's Flex-a-Tuber(R). The Company distinguishes itself in the market place from other manufactures by providing a top quality product, better warranty protection, and customer service.

     The bag market is highly competitive. The Company competes in the bag market by providing what the Company believes to be a superior product and better warranty protection at a competitive price. The Company is also offering, through central pickup and fixed locations in selected geographic areas of the U.S., a recycling service for used Ag-Bag Tri-Dura(R) bags.

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

     The Company competes primarily with windrow turner manufacturers in composting. Windrow turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's composting systems offer the advantage of being self-contained, thus reducing odor and requiring no turning or watering. There are approximately 50 manufacturers of turners. In addition to the windrow turner manufacturers, the Company competes with several companies that manufacture "in-vessel" systems, such as burners and incinerators for large projects, which generally cost from $1 to $15 million.

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

BACKLOG
-------

     The dollar amount of backlog orders of the Company that are believed to be firm as of March 1, 2003, was approximately $12,400,000, compared to $3,400,000 on March 1, 2002, a 264.71% increase. Backlog for 2003 is considerably higher than 2002 as a result of the introduction of the Company's new pre-season order program, whereby the Company's dealers place their next year's annual product requirements order in advance by each October 1st. The Company introduced this new program in September 2002 for the 2003-ordering season. Backlog, however, may not be a meaningful indicator of future sales. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.

RESEARCH AND DEVELOPMENT
------------------------

     During 2002, the Company focused research and development expenditures on testing a newer design of its larger-sized silage-bagging machine, in addition to further compost machine modification and development. The Company also completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production during the year. The Company also continues with ongoing research and testing in this area as well.

ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 2002.

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

     The Company's patents on its basic bagging machine have been found to be valid and have been successfully defended in prior litigation. The Company believes that it has developed its position in the industry partially as a result of protection provided by these patents. The Company also owns the proprietary formula for making the dry inoculant marketed under the trade name Ag-Bag Plus!(R), which was developed by Larry R. Inman and Walter L. Jay. (See "Executive Officers of the Registrant")

     The names Ag-Bag(R), Ag-Bag Plus!(R), Bale-Bag(R), Flex-a-Tuber(R), Flex-a-Tube(R), ABCTI System(R), Mighty Bite(R), Tri-Dura(R), and the symbol "AB"(R) are all registered as trademarks with the United States Patent and Trademark Office.

     The Company believes that its color scheme and trademarks are well known in the industry, are an important part of its business, and give the Company a competitive advantage.

EMPLOYEES
---------
     On December 31, 2002, the Company had 91 full-time employees. The Company employs approximately 130 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
----------------------------------------------------------------------------

                                                                             (In thousands)
                                                                         Year Ended December 31

                                                                 2000             2001              2002
                                                                 ----             ----              ----
Sales to unaffiliated customers:
         United States                                           $29,421          $26,888           $25,445
         Canada                                                    1,280            1,030             1,148
         Germany                                                     441              445               275
         Latin America/Mexico                                        195               89               113
         Other foreign countries                                     109              248               202
                                                                 -------          -------           -------
                                                                 $31,446          $28,700           $27,183

Sales to affiliated customers:
         Officers and Directors                                        5                8                 6
                                                                 -------          -------           -------
Total                                                            $31,451          $28,708           $27,189
                                                                 -------          -------           -------

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is one of three defendants named in two purported class action lawsuits, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al., filed February 5, 1998, and Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al., filed September 29, 1999, both alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Class certification has been denied in the S&S Forage case. The defendants briefed and argued motions for summary judgment in both cases, which the court denied under both cases. In June 2002, the U.S. District Court for the District of Minnesota dismissed, in its entirety, the Mr. and Mrs. Donald L. Steward v. Up North Plastics, Inc. et al. case based upon the plaintiffs' request to the court. Furthermore, the plaintiffs in the remaining S&S Forage individual claim filed a motion before the court appealing the May 2000 denial of class certification. The defendants responded accordingly to the court. In November 2002, the U.S. District Court for the District of Minnesota denied the plaintiffs' motion. If the plaintiffs were to obtain a judgment against the three companies, the Company could be held jointly and severally liable. The Company believes that the remaining plaintiffs' individual claim has no merit, and the Company is vigorously defending itself against this claim. The Company continues to believe that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

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

     The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent Nos. 5,799,472; 5,894,713; 5,345,744;
5,426,910; and 5,452,562 relating to a bag pan and density control patent for an agricultural feed bagging machine and composting method patents. Plaintiff seeks monetary damages. On April 2, 2002, the defendant was granted its motion for summary judgment in the bag pan matter. The court concluded that there was no infringement. Plaintiff has appealed this decision, which is currently before the United States District Court for the District of Oregon. The density control matter currently remains in settlement negotiations. In the composting method patent matter, the Company counter-claimed for a determination that Versa's patents are invalid and for infringement of the Company's U.S. Patent No. 5,461,843. Versa recently filed a formal stipulation with the court conceding it cannot prove infringement under the court's patent claim construction, and is seeking leave to appeal that decision. This matter is scheduled for trial in June 2003 and further pre-trial procedures are pending. The Company denies Versa's allegations and is vigorously defending itself against the claim. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations. (See "Factors Affecting Forward-Looking Statements.")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 1, 2003, business experience, and the period for which they have served are set forth below. The Board of Directors at the first meeting following the start of the new calendar year elects the executive officers annually. Officers serve at the discretion of the Board of Directors. Beginning in 2003, the Board of Directors voted to separate the position of Chief Executive Officer and Chairman of the Board. As a result, Michael J. Schoville was promoted to Chief Executive Officer from his former position of Chief Operating Officer.


      NAME                     AGE                           POSITION
      ----                     ---                           --------
Michael J. Schoville           52            Chief   Executive   Officer  (since
                                             2003);   Chief  Operating   Officer
                                             (2002); Credit Development Manager,
                                             John  Deere   Credit   (1986-2001);
                                             Sales  Manager,  John Deere Company
                                             (1973-1986).

Larry R. Inman                 52            Chairman  of the Board  (1990-2000;
                                             since   2002);   President  of  the
                                             Company    (since   1993);    Chief
                                             Executive   Officer    (1990-2002);
                                             President of Ag-Bag Corporation
                                             (1984-1989)       and      Chairman
                                             (1989-1994)  of Ag-Bag  Corporation
                                             (former subsidiary).

Michael R. Wallis              38            Chief   Financial   Officer  (since
                                             1993) and Vice President of Finance
                                             (since  1992),   Treasurer   (since
                                             1996);  Manager,  Yergen  and Meyer
                                             (regional      accounting     firm,
                                             1986-1992).

Arthur P. Schuette             63            Vice President, Sales (since 1991);
                                             Treasurer     of    the     Company
                                             (1990-1991)      and      Treasurer
                                             (1983-1991)  of Ag-Bag  Corporation
                                             (former subsidiary).

Lou Ann Tucker                 49            Secretary   (since   1996),    Vice
                                             President,   Administration  (since
                                             1989),  and Treasurer  (1991-1996);
                                             Executive Treasurer  (1988-1994) of
                                             Ag-Bag     Corporation      (former
                                             subsidiary);    co-owner   of   LGJ
                                             Livestock,  Astoria,  Oregon (horse
                                             and cattle ranch, since 1980).

Walter L. Jay                  42            Vice    President,    Manufacturing
                                             (since  1989);  Manager  of  Blair,
                                             Nebraska  Plant  (since  1980);  KW
                                             Trucking (1984-1987).

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

         As of March 1, 2003, there were approximately 320 holders of record of the Company's Common Stock. The Company estimates there are approximately 1,700 beneficial holders of the Company's Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2002 as reported on the OTC Bulletin Board:

Calendar Year                                         High Bid           Low Bid
-------------                                         --------           -------
2001:
----

First quarter                                             $.39              $.30
Second quarter                                            $.40              $.23
Third quarter                                             $.38              $.21
Fourth quarter                                            $.32              $.20

2002:
----

First quarter                                             $.33              $.17
Second quarter                                            $.58              $.30
Third quarter                                             $.51              $.32
Fourth quarter                                            $.32              $.18

----------------------------------

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

UNREGISTERED SECURITIES
-----------------------

      The Company has issued the following unregistered securities during the year ended December 31, 2002:

------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
                                                                   Name of
                                  Title and Amount of             Principal
                                        Securities              Underwriter/         Name or Class of
                                  Granted/Exercise Price        Underwriting            Persons who
                                       if Applicable            Discounts or        Received Securities     Consideration
        Date of Grant                                            Commissions                                   Received
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
      January 22, 2002              30,000 Options for               N/A              Mike Schoville              $0
                                   Common Stock/$.25 per
                                   share(1)
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
      January 22, 2002              100,000 Options for              N/A               Non-employee               $0
                                   Common Stock/$.25 per                                 Directors
                                   share(2)
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
        June 3, 2002                20,000 Options for               N/A               Non-employee               $0
                                   Common Stock/$.49 per                                 Directors
                                   share(2)
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------


     The above-unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.

















---------------------------
(1) Granted under Incentive Stock Option Plan. Option vests 10,000 shares 1/22/03, 10,000 shares 1/22/04 and remaining 10,000 shares 01/22/05.
(2) Granted  under   Non-employee  Director  Stock  Option  Plan.  Options  vest according to terms of plan.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report on Form 10-K.

                                                                 (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                1998            1999            2000         2001          2002
Statement of Operations Data:                   ----            ----            ----         ----          ----
Net Sales                                        $ 27,710      $ 32,687      $ 31,451      $ 28,708       $ 27,189
Cost of Sales                                      20,800        25,085        24,800        22,947         22,121
                                                   ------        ------        ------        ------         ------

Gross Profit from Operations                        6,910         7,602         6,651         5,761          5,068

Selling and Administrative Expenses                 5,470         6,273         5,878         6,067          6,237
Research and Development Expenses                     150           324           136           214            220
                                                   ------        ------        ------        ------         ------

Income (Loss) from Operations                       1,290         1,005           637          (520)        (1,389)
Other Income (Expense)                                (64)          (30)         (123)          123            189
                                                   ------        ------        ------        ------         ------

Income (Loss) before Provision for
  Income Taxes                                      1,226           975           514          (397)        (1,200)

Provision (Benefit) for Income Taxes                  422           327            (8)         (233)          (536)
                                                   ------        ------        ------        ------         ------

Net Income (Loss)                                  $  804        $  648        $  522        $ (164)        $ (664)
                                                   ------        ------        ------        ------         ------

                                                                  (In thousands, except per share data)
                                                                          Year Ended December 31,
                                                                          -----------------------
                                                1998            1999            2000         2001          2002
                                                ----            ----            ----         ----          ----

Basic Earnings per Share:
  Net Income (Loss)                            $ .06           $ .05           $ .04        $(.02)        $(.06)
                                               -----           -----           -----        ------        ------
Diluted Earnings per Share:
  Net Income (Loss)                            $ .06           $ .05           $ .04        $(.02)        $(.06)
                                               -----           -----           -----        ------        ------

Weighted Average Shares:
  Basic                                       12,062          12,062          12,062       12,002        11,957
                                              ======          ======          ======       ======        ======
  Diluted                                     12,062          12,062          12,062       12,002        11,957
                                              ======          ======          ======       ======        ======

                                                              (In thousands, except per share data)
                                                                     Year Ended December 31,
                                                                     -----------------------
Balance Sheet Data:
                                                                            December 31,
                                                                           -------------
                                                1998            1999            2000            2001            2002
                                                ----            ----            ----            ----            ----
Working Capital                              $ 6,818         $ 7,156         $ 7,387         $ 6,456         $ 5,087

Current Assets(1)                              9,391           9,983          10,758           9,795           7,865

Total Assets(1)                               13,820          14,575          15,727          14,996          13,349

Current Liabilities(2)                         2,573           2,827           3,371           3,339           2,778

Long-term Debt(2)                              2,210           2,121           2,266           1,822           1,459

Total Stockholders' Equity(3)                  9,037           9,627          10,090           9,835           9,112


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 15 of this form 10-K. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for warranty reserves and accounting for income taxes.

      The $731,322 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage, and forecasted usage and inventory shelf life. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

     The $203,595 estimate of allowance for doubtful accounts is comprised of a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

     The $177,384 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty, and reserves are updated as trends in these variables change.

--------------------------------
(1) Includes deferred taxes.
(2) Includes loans from shareholders and deferred taxes.
(3) Includes $696 of preferred stock.

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

RESULTS OF OPERATIONS
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:

                                                                   Percentage of Total Revenue
                                                                     Year Ended December 31,

                                                1998            1999            2000            2001            2002
                                                ----            ----            ----            ----            ----
Net Sales                                       100%            100%            100%            100%            100%

Costs and Expenses:
  Cost of Sales                                  75%             77%             79%             80%             81%
  Selling and Administration                     20%             19%             19%             21%             23%
  Research and Development                       --               1%             --              --               1%
                                                ----            ----            ----            ----            ----

Income (Loss) From Operations                     5%              3%              2%            (1%)            (5%)
                                                ====            ====            ====            ====            ====

YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------

      For the year ended December 31, 2002, net sales decreased 5.29% to $27,189,140 compared to $28,708,233 for the year ended December 31, 2001. Sales were down for the year as a result of drought weather conditions experienced in much of the Midwest and upper-Midwestern United States that greatly reduced the summer alfalfa harvest for 2002. Additionally, milk prices continued their steep decline, which began during the second quarter of 2002, to record low levels, causing farmers to become cautious on purchasing capital equipment. Also contributing to the decline was continued tightening in agricultural credit availability, as a result of the depressed U.S. milk prices, coupled with rising supplemental grain feed costs during the third quarter of 2002 brought on by the drought conditions in the U.S.

      This is a shift from the positive trends that could be seen moving into the first quarter of 2002. These positive trends included stabilizing milk prices, continued optimism that milk prices in the U.S. would remain above the record low levels of the year 2000 throughout 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures. Sales were down for the year despite this positive sentiment seen during the first quarter of 2002, which began eroding during the second quarter and continued throughout the remainder of 2002. Supplemental grain feed costs remained low during the first two quarters of 2002, which tended to improve the availability of farm operating funds. However, this trend reversed during the third quarter as discussed above. Throughout 2002, strong competition in the silage bag market continued, as farmers look for the most economical bag, with lesser consideration to overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

      Machine sale revenue for the year declined 3.61% and bag sale revenue declined 5.54% compared to 2001. Machine sale revenue for the year declined as a result of a decrease in the Company's smaller unit bagging machine sales during the second and third quarters of 2002 compared to 2001, resulting from the drought and milk price conditions previously discussed. As a percentage of total revenue for the year 2002, machine and bag revenue was unchanged. (See "Item 1. Business - General.") Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The total number of bagging machines that are in the marketplace drives the Company's bag and parts sales. However, there is not a perfect correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

      For the year ended December 31, 2002, the Company sold four composting systems in addition to compost bag sales, generating approximately $592,000 in revenue, compared to ten systems sold and compost bag sales for the year ended December 31, 2001, generating approximately $1.3 million in revenue. Compost sales were down for the year as a result of current economic conditions and tight budgetary constraints for the Company's potential end users in the U.S.

      Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The gross margin realized on the Company's direct sales are typically within 1-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. The Company anticipates its sales mix to begin to favor more dealer sales in the future as a result of its change of sales focus during the later half of 2002. (See "Item 1. - Business - Marketing.")

      The Company continued evaluating selling its bagging machines via e-commerce and concluded that e-commerce is not currently a viable distribution avenue for its machinery. This is due to the complexity and required understanding of the end user's needs and farming operation, which requires discussion in an individual setting with a Company sales representative. The Company however, will continue to evaluate whether to offer some of its other products via e-commerce at some point in the future.

      International sales for the Company in 2002 were down in comparison to 2001 due to continued economic uncertainty affecting the international farm economy. International sales to Canada and Latin America saw a slight increase in 2002, while sales to Germany saw a decline for the year. In 1999, the Company's German dealer began manufacturing mid-sized bagging machines in Germany under a license from the Company. Therefore, the Company no longer sells mid-sized machines directly to its German dealer. Instead, the Company receives a royalty fee for each mid-sized machine sold by its German dealer, which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's earnings from the joint venture are reported as other income and are accounted for using the equity method. Approximately $3.7 million in bag sales were distributed through the venture during 2002, an increase of 12%, compared to approximately $3.3 million in bag sales for 2001.

      Gross profit as a percentage of sales decreased 1.43% for the year ended December 31, 2002 compared to 2001. The decrease for the year was the result of
1) lower sales volumes to cover fixed operating overheads, 2) higher machine warranty costs (related largely to the Company's large-sized bagging machines),
3) lower margins on the Company's used equipment sold during the year, and, 4) lower margins on bags in certain highly competitive, high volume geographic areas. The decrease was partially offset by improved margins on the Company's "core" smaller bagging machines from production improvements made during 2002. Also contributing to the decline for the year was the mix of machine models sold during the year, which saw a 16% increase in unit sales of the Company's larger-sized bagging machines. Larger-sized bagging machines generate a lower overall margin for the Company than its "core" small sized bagging machine. (See "Item 1. Business - Farm Equipment and Products.")

      Selling expenses for the year ended December 31, 2002 increased 1.61% to $3,496,672 compared to $3,441,197 for the year ended December 31, 2001. The increase for the year was the result of increased advertising, promotion, meeting, and dealer incentive costs, partially offset by lower personnel, benefit, and travel costs associated with sales personnel reductions made in 2002 in connection with the shift more towards selling through the Company's dealer network (See "Item 1. - Business - Marketing."), coupled with lower commissions from lower sales volumes for the year.

      Administrative expenses for the year ended December 31, 2002 increased 4.32% to $2,739,811 compared to $2,626,268 for the year ended December 31, 2001. The increase for the year was the result of higher professional fees related to ongoing patent litigation and increases in administrative salary, general office, annual meeting and insurance expense, partially offset by lower bad debt, employee benefit, and director fee expenses.

      Research and development expenses for the year ended December 31, 2002 increased 2.91% to $219,980 compared to $213,757 for the year ended December 31, 2001. The increase for the year was the result of new research and development on testing a newer design of the Company's larger-sized silage-bagging machine, in addition to further compost machine modification and development. The Company also completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production during the year, and is continuing research and testing in this area as well.

      Interest expense for the year ended December 31, 2002 decreased 11.70% to $314,068 compared to $355,686 for the year ended December 31, 2001. The decrease for the year was the result of lower interest rates on the Company's credit line, partially offset by the Company utilizing a larger portion of its credit facilities through the third quarter of 2002.

      Joint venture equity and royalty income for the year ended December 31, 2002 increased 5.39% to $315,196 compared to $299,065 for the year ended December 31, 2001. The increase for the year was the result of increased sales from the joint venture during the year (see the international sales discussion above) coupled with a slight increase in folding royalties, as plastic tonnage folded in 2002 by the German joint venture increased approximately 12% from 2001 tonnage folded. (See "Item 8. Financial Statements and Supplemental Data".)

         The Company's effective tax rate for the year ended December 31, 2002 was (45%). This was due to 1) the fact the Company incurred a net loss for the year, 2) the recognition of research and development credits associated with its 2002 activities, 3) the fact the Company's income from its German joint venture is not taxable in the United States, and 4) the extraterritorial income exclusion provisions of the current United States tax code. In 2002, the Company generated net general business tax credit benefits of approximately $9,000.

      Net loss for the year ended December 31, 2002 was $663,988 compared to a net loss of $164,150 for the year ended December 31, 2001. The decline for the year was the result of lower sales, lower gross profit resulting from competition and mix of bagging machinery sold during the year, coupled with increased selling, administrative, and research expense, partially offset by higher income from the Company's German joint venture and lower interest costs.

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

      Net loss for the year ended December 31, 2001 was $164,150 compared to net income of $521,814 for the year ended December 31, 2000. The decline for the year was the result of lower sales, lower gross profit resulting from competition and product mix sold during the year, coupled with increased selling, administrative, and research expense, partially offset by higher income from the Company's German joint venture and lower interest costs.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and therefore does not expect that the application provisions of this statement will have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.

     In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has complied with the disclosure requirements of FIN 45. The initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.

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

      Accounts receivable decreased 52.38% at December 31, 2002 to $1,158,927 compared to $2,433,842 at December 31, 2001. The decrease for the year was the result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company has established adequate reserves ($203,595 at December 31, 2002 compared to $203,350 at December 31, 2001) against accounts receivable in the event that some of the remaining accounts become uncollectable.

      Inventory decreased 9.62% at December 31, 2002 to $6,051,720 compared to $6,695,894 at December 31, 2001. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements.

Contributing to these efforts was the implementation of the Company's new pre-season ordering program introduced in September 2002. (See Item 1. - "Business - Marketing.")

      Other current assets decreased 11.82% at December 31, 2002 to $198,877 compared to $225,544 at December 31, 2001. The decrease was the result of a decrease in deposits and prepaid expenses.

      Intangible assets at December 31, 2002 decreased to $11,511 compared to $18,893 at December 31, 2001. The decrease was the result of normal amortization expense for the year.

      Other assets increased 1.85% at December 31, 2002 to $490,628 compared to $481,704 at December 31, 2001. The increase for the year was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

      The Company has an operating line of credit with a limit of $5,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4%. As of December 31, 2002, $384,725 had been drawn under the credit line. The line of credit is subject to certain net worth and EBITDA covenants, and an annual capital expenditure limit. Subsequent to year-end, the Company reduced its line of credit to $2,500,000 and the interest rate was adjusted to the bank's prime rate plus 1 1/4%. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through 2003. The Company's line of credit is subject to annual renewal at June 1.

      On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($535,987 US) as security for an additional cash credit facility of the Company's German joint venture. There was -0- Euro outstanding under this additional cash credit facility at December 31, 2002.

      Accounts payable increased 34.31% at December 31, 2002 to $903,309 compared to $672,563 at December 31, 2001. The increase for the year was the result of the Company continuing its manufacturing process during the fourth quarter (resulting from the Company's new pre-season order program whereby the Company is trying to level out its production process), coupled with some extended term payables provided by some of the Company's principal suppliers.

      Accrued expenses and other current liabilities in total increased 16.32% at December 31, 2002 to $1,135,608 compared to $976,302 at December 31, 2001.
The increase in total accrued expenses and other current liabilities for the year was the result of increased dealer incentives and volume rebate expense resulting from the Company's new pre-season order program coupled with higher machine warranty costs, which were offset by lower payroll and benefit costs from sales staff reductions, in addition to lower general accruals resulting from lower sales for the year.

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

      The following table outlines the Company's future contractual obligations by type:

                                                        Payments due by period
                               -------------------------------------------------------------------------
Contractual                                      Less than                                More than
Obligations                         Total          1 year      1-3 years    3-5 years      5 years
                               -------------------------------------------------------------------------

Long-term debt                     $1,773,459      $314,321     $469,197     $157,181        $832,760
Capital lease obligation               37,653        37,653
Operating leases                      277,613        18,264       40,181       43,834         175,334
Purchase obligations                        0
                               -------------------------------------------------------------------------
Total                              $2,088,725      $370,238     $509,378     $201,015      $1,008,094
                               =========================================================================

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

o    Our revenues are historically seasonal and dependent on weather conditions.

         Our core business is dependent on weather conditions during the harvest seasons in North America and Europe. Adverse weather conditions affect farmers' crops and reduce demand for our products. Approximately 65%-70% of our revenue is historically generated in the second and third quarters. In September 2002 however, the Company took steps to begin to counteract some of this seasonality with the introduction of its pre-season order program.

o    We may not gain market acceptance of our new pre-season order program.

         The Company introduced a new pre-season order program in September 2002 for use by the Company's dealers in placing their entire anticipated next year's product order. This is the first time the Company has introduced such a comprehensive program and no assurance can be given that it will be fully accepted in the marketplace.

o    We may lose the class action lawsuit pending against us.

         A class action lawsuit alleging antitrust violations has been filed against others and us. If our effort to dismiss or favorably resolve the suit fails, we could incur additional and significant litigation costs and experience a drain on management and other resources. If the plaintiffs succeed in establishing liability and obtain a judgment for damages, the award could exceed our entire net worth.

o    We may lose the product warranty lawsuit pending against us.

         A product warranty lawsuit was filed against others and us. If our effort to dismiss or favorably resolve the suit fails, we could incur additional and significant litigation costs and experience a drain on management and other resources.

o We may lose the alleged Versa patent infringement lawsuit pending against us.

         An alleged patent infringement lawsuit has been filed against us. If our effort to dismiss or favorably resolve the suit fails, we could incur additional and significant litigation costs and experience a drain on management and other resources.

o    Our intellectual property protection may not be adequate.

         We have patents on our basic bagging machines and patents pending for additional machines, bags and systems for silage bagging, grain bagging and hay/straw bale bagging. We may not obtain these patents and our patents may not withstand litigation challenges. If our patents do not withstand litigation challenges, our rights in bag and machine technology could be diminished or eliminated. Moreover, the issuance of patents covering any of our products may be insufficient to prevent competitors from duplicating our products. The patent laws of other countries may differ from those of the United States as to the patent ability of our products and processes, and the degree of protection afforded by foreign patents may be different from that in the United States.

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

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1 1/4% and one long-term debt instrument is based on the prime rate plus 3/4%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

      Reference is made to the financial statements and related notes and supplemental data under Item 15 filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

      None.

                                    PART III
                                    --------

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION
------------------------------------------------------------------------

      A definitive proxy statement for the 2003 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 2, 2003 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

      Part of the information required is set forth under the caption "Security Ownership of Beneficial Owners" in the Proxy Statement and is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------- ---------------------------- ----------------------- ----------------------------------
         PLAN CATEGORY            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                    ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION PLANS
                                      WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     (EXCLUDING SECURITIES REFLECTED
                                              (A)                       (B)                     IN COLUMN (A))(C)
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans
approved by security holders                   -                         -                             -
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans not
approved by security holders                500,000                     $.64                        810,335
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Total                                       500,000                     $.64                        810,335
--------------------------------- ---------------------------- ----------------------- ----------------------------------

The Company has an Employee Stock Plan, Incentive Stock Plan and Non-employee Director Stock Option Plan, which have not been approved by security holders. Information on the plans are contained in Note 10 to the Company's Financial Statements for the year ended December 31, 2002 and 2001. These plans have previously been filed as exhibits to the Company's public filings. (See - "Exhibit Index")


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information required is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

         (a) Evaluation of disclosure controls and procedures.

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART IV
                                    -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

    (a) The following documents are filed as part of this report:
                                                                                                               Page

         1.   Index to Financial Statements..................................................................    34

              Independent Auditor's Report...................................................................   F-1

              Balance Sheets at December 31, 2002 and 2001...................................................   F-2

              Statements of Operations and Comprehensive Income (Loss) for the years ended
                  December 31, 2002, 2001 and 2000...........................................................   F-4

              Statement of Shareholders' Equity for the years ended
                  December 31, 2002, 2001 and 2000...........................................................   F-5

              Statement of Cash Flows for the years ended December 31,
                  2002, 2001 and 2000........................................................................   F-6

              Notes to Financial Statements..................................................................   F-7

         2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 15:

              Independent Auditor's Report on Supplemental Information.......................................  F-30

              Schedule of Valuation and Qualifying Accounts..................................................  F-31

              Audited Financial Statements of BAW group as of December 31, 2002, 2001 and 2000...............  F-32
                  (Considered a significant 50% owned equity investee as defined under SEC Regulation S-X 3-09)

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits...............................................    35

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

                               AG-BAG INTERNATIONAL LIMITED,
                               a Delaware corporation

Date: March 14, 2003           By: \s\ MICHAEL J. SCHOVILLE
                                  ---------------------------------------
                                  Michael J. Schoville, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 14, 2003           By: \s\ LARRY R. INMAN
                                   ---------------------------------------
                                   Larry R. Inman, Chairman, Board of
                                   Directors and President

Date: March 14, 2003           By: \s\ MICHAEL J. SCHOVILLE
                                   ---------------------------------------
                                   Michael J. Schoville, Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2003           By: \s\ MICHAEL R. WALLIS
                                   ---------------------------------------
                                   Michael R. Wallis, Chief Financial
                                   Officer and Vice President, Finance
                                   (Principal Financial and Accounting
                                   Officer)

Date: March 14, 2003           By: \s\ LEMUEL E. CUNNINGHAM
                                   ---------------------------------------
                                   Lemuel E. Cunningham, Director

Date: March 14, 2003           By: \s\ MICHAEL W. FOSTER
                                   ---------------------------------------
                                   Michael W. Foster, Director

Date: March 14, 2003           By: \s\ JIM DEMATTEO
                                   ---------------------------------------
                                   Jim DeMatteo, Director

Date: March 14, 2003           By: \s\ ARTHUR P. SCHUETTE
                                   ---------------------------------------
                                   Arthur P. Schuette, Director

Date: March 14, 2003           By: \s\ UDO WEBER
                                   ---------------------------------------
                                   Udo Weber, Director

                                 Certifications

I, Michael J. Schoville, certify that:

1. I have reviewed this annual report on Form 10-K of Ag-Bag International Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


\s\ MICHAEL J. SCHOVILLE
----------------------------
Chief Executive Officer

I, Michael R. Wallis, certify that:

1. I have reviewed this annual report on Form 10-K of Ag-Bag International Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003


\s\ MICHAEL R. WALLIS
----------------------------------
Chief Financial Officer, Treasurer
and Vice President of Finance

                                TABLE OF CONTENTS


                                                                            Page

AG-BAG INTERNATIONAL LIMITED
----------------------------

Independent Auditor's Report                                                F-1

Financial Information

     Balance Sheets                                                         F-2

     Statements of Operations and Comprehensive Income (Loss)               F-4

     Statements of Shareholders' Equity                                     F-5

     Statements of Cash Flows                                               F-6

     Notes to Financial Statements                                          F-7

Supplemental Information

     Independent Auditor's Report on Supplemental Information               F-30

     Valuation and Qualifying Accounts                                      F-31


BAW
---

Independent Auditor's Report                                                F-32

Balance Sheets                                                              F-33

Statements of Income and Comprehensive Income                               F-35

Statement of Shareholders' Equity                                           F-36

Statements of Cash Flows                                                    F-38

Notes to Financial Statements                                               F-39

Reconciliation of German GAAP to U.S. GAAP                                  F-56

Exhibit I - Composition and development of tangible assets                  F-57

Exhibit 2 - Euro exchange rate table                                        F-58

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

3.2           Bylaws of the Company(2)

4.1           Form of Common Stock Certificate(1)

4.3           Warrant dated February 13, 1995, to Norwood Venture Corp.(2)

10.1          Employment Contract of Larry R. Inman(1)*

10.2 Form of Change of Control Agreement between the Company and each of its executive officers and key employees(4)*

10.3          1991  Employee  Stock  Plan,  as  amended  effective  November  1,
              1996(3)*

10.4          Incentive  Stock Option  Plan,  as amended  effective  November 1,
              1996(3)*

10.5          Non-employee Director Stock Option Plan(3)*

11            Statement re computation of earnings per share

12            Statement re computation of ratios

21            Subsidiaries of Registrant

99.1 Certification of Michael J. Schoville, Chief Executive Officer of Ag-Bag International Limited, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Michael R. Wallis, Chief Financial Officer, Treasurer and Vice President of Finance of Ag-Bag International Limited, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



*  Management contract or compensatory plan
(1)Filed as exhibit to the Form S-1 Registration No. 33-46115
(2)Filed as  exhibit to the Form 10-K for the fiscal  year  ended  December  31,
   1994
(3)Filed as  exhibit to the Form 10-K for the fiscal  year  ended  December  31,
   1996
(4)Filed as  exhibit to the Form 10-K for the fiscal  year  ended  December  31,
   2000

                                   EXHIBIT 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                                 Year Ended December 31,
                                                                ------------------------
                                        1998            1999            2000            2001            2002
                                        ----            ----            ----            ----            ----
Basic earnings per share:
Net income (loss)                 $  804,399      $  648,571      $  521,817      $ (164,150)     $ (663,988)
Preferred stock dividends            (59,160)        (59,160)        (59,160)        (59,160)        (59,160)
                                  -----------     -----------     -----------     -----------     -----------
                                     745,239         589,411         462,654        (223,310)       (723,148)

Basic weighted average number
  of shares outstanding        (1) 12,061,991  (1) 12,061,991  (1) 12,061,991  (1) 12,001,868  (1) 11,956,991
                                  ===========     ===========     ===========     ===========     ===========
Basic earnings per share
  Net income (loss)               $      .06      $      .05      $      .04      $     (.02)     $     (.06)
                                  -----------     -----------     -----------     -----------     -----------

Diluted earnings per share:

Net income (loss)                 $  804,399      $  648,571      $  521,817      $ (164,150)     $ (663,988)
Preferred stock dividends            (59,160)        (59,160)        (59,160)        (59,160)        (59,160)
                                  -----------     -----------     -----------     -----------     -----------
                                     745,239         589,411         462,654        (223,310)       (723,148)
                                  ===========     ===========     ===========     ===========     ===========

Diluted weighted average number
  of shares outstanding        (1) 12,061,991  (1) 12,061,991  (1) 12,061,991  (1) 12,001,868  (1) 11,956,991
                                  ===========     ===========     ===========     ===========     ===========
Diluted earnings per share
  Net income (loss)               $     .06       $     .05       $     .04       $    (.02)      $     (.06)
                                  ===========     ===========     ===========     ===========     ===========



(1) See Note 1 to the financial statements

                                   EXHIBIT 12
                       STATEMENT RE COMPUTATION OF RATIOS

                                                                 Year Ended December 31,
                                                                ------------------------
                                        1998            1999            2000            2001            2002
                                        ----            ----            ----            ----            ----
Pretax earnings (losses)         $   1,226,399   $     975,571   $     513,814   $    (397,217)  $  (1,199,778)

Interest expense                       437,803         333,170         456,158         355,686         314,068
                                --------------  --------------  --------------  --------------  --------------
Subtotal (A)                         1,664,202       1,308,741         969,972         (41,531)       (885,710)
                                --------------  --------------  --------------  --------------  --------------

Interest expense                       437,803         333,170         456,158         355,686         314,068

Preferred stock dividend
   requirements                         89,636          89,636          59,160         144,293         107,564
                                --------------  --------------  --------------  --------------  --------------

Subtotal (B)                     $     527,439   $     422,806   $     515,318   $     499,979   $     421,632
                                --------------  --------------  --------------  --------------  --------------

(A) divided by (B)                        3.16            3.10            1.88            (.83)(1)       (2.10)(1)
                                --------------  --------------  --------------  --------------  --------------

(1) Due to net loss for the year

                                   EXHIBIT 21
                           SUBSIDIARIES OF REGISTRANT


         None.

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Ag-Bag International Limited (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 14, 2003    \s\ MICHAEL J. SCHOVILLE       Chief Executive Officer
                  ------------------------
                     (Michael J. Schoville)

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Ag-Bag International Limited (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 14, 2003    \s\ MICHAEL R. WALLIS     Chief Financial Officer, Vice
                  ------------------------  President of Finance, and Treasurer
                     (Michael R. Wallis)

                          AG-BAG INTERNATIONAL LIMITED

                                 -------------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                         (WITH SUPPLEMENTAL INFORMATION)

                                 -------------

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORTS                                                F-1


FINANCIAL STATEMENTS

     Balance sheets                                                    F-2 - F-3

     Statements of operations and comprehensive income (loss)                F-4

     Statements of shareholders' equity                                      F-5

     Statements of cash flows                                                F-6

     Notes to financial statements                                    F-7 - F-29


SUPPLEMENTAL INFORMATION

     Independent auditor's report on supplemental information               F-30

     Valuation and qualifying accounts                                      F-31





















--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited


We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 2002 and 2001, and the related statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




\s\ Moss Adams LLP
Portland, Oregon
February 18, 2003

AG-BAG INTERNATIONAL LIMITED
BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                     -----------------------------------------------
                                                                            2002                       2001
                                                                     --------------------      ---------------------
CURRENT ASSETS
     Cash                                                                       $ 67,526                  $ 164,526
     Accounts receivable, less allowance for doubtful
         accounts of $203,595 and $203,350
         at 2002 and 2001, respectively                                        1,158,927                  2,433,842
     Inventories                                                               6,051,720                  6,695,894
     Prepaid expenses and other current assets                                   198,877                    225,544
     Deferred income taxes                                                       388,000                    275,000
                                                                     --------------------      ---------------------

                Total current assets                                           7,865,050                  9,794,806
                                                                     --------------------      ---------------------

PROPERTY, PLANT, AND EQUIPMENT, NET                                            3,958,473                  4,227,852
                                                                     --------------------      ---------------------

OTHER ASSETS
     Deferred income taxes                                                       625,000                    200,000
     Intangible assets, net                                                       11,511                     18,893
     BAW Joint-venture                                                           397,938                    272,938
     Other assets                                                                490,628                    481,704
                                                                     --------------------      ---------------------

                Total other assets                                             1,525,077                    973,535
                                                                     --------------------      ---------------------

TOTAL ASSETS                                                                $ 13,348,600               $ 14,996,193
                                                                     ====================      =====================
















F-2
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       DECEMBER 31,
                                                                     -----------------------------------------------
                                                                            2002                       2001
                                                                     --------------------      ---------------------
CURRENT LIABILITIES
     Bank line of credit                                                       $ 384,725                $ 1,287,855
     Current portion of long-term debt and capital
         lease obligations                                                       351,974                    402,477
     Accounts payable                                                            903,309                    672,563
     Accrued payroll and payroll taxes                                           307,935                    420,477
     Dealer deposits                                                              78,038                     82,234
     Warranty reserve                                                            177,384                    124,482
     Accrued expenses and other current liabilities                              572,251                    349,109
     Income taxes payable                                                          2,210                          -
                                                                     --------------------      ---------------------

                Total current liabilities                                      2,777,826                  3,339,197
                                                                     --------------------      ---------------------

NONCURRENT LIABILITIES
     Long-term debt and capital lease obligations,
         less current portion                                                  1,459,138                  1,822,212
                                                                     --------------------      ---------------------

                Total liabilities                                              4,236,964                  5,161,409
                                                                     --------------------      ---------------------

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS' EQUITY
     Preferred stock, $4 liquidiation value per share, 8.5%
         cumulative dividend, nonvoting, 5,000,000 shares
         authorized, 174,000 shares issued and outstanding                       696,000                    696,000
     Common stock, $.01 par value, 25,000,000 shares
         authorized, 12,061,991 shares issued                                    120,619                    120,619
     Additional paid-in capital                                                9,210,211                  9,210,211
     Treasury stock                                                              (31,500)                   (31,500)
     Accumulated deficit                                                        (883,694)                  (160,546)
                                                                     --------------------      ---------------------

                Total shareholders' equity                                     9,111,636                  9,834,784
                                                                     --------------------      ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                 $ 13,348,600               $ 14,996,193
                                                                     ====================      =====================




See accompanying notes.                                                      F-3
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                          YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                               2002                2001                 2000
                                                         -----------------   -----------------    -----------------
NET SALES                                                    $ 27,189,140        $ 28,708,233         $ 31,451,150
COST OF SALES                                                  22,121,346          22,947,604           24,799,690
                                                         -----------------   -----------------    -----------------

            Gross profit from operations                        5,067,794           5,760,629            6,651,460

OTHER OPERATING EXPENSES
     Selling expenses                                           3,496,672           3,441,197            3,329,880
     Administrative expenses                                    2,739,811           2,626,268            2,548,446
     Research and development expenses                            219,980             213,757              136,186
                                                         -----------------   -----------------    -----------------

     Income (loss) from operations                             (1,388,669)           (520,593)             636,948

OTHER INCOME (EXPENSE)
     Interest income                                               45,828              30,714               42,996
     Interest expense                                            (314,068)           (355,686)            (456,158)
     Joint venture equity and royalties                           315,196             299,065              179,703
     Other                                                        141,935             149,283              110,325
                                                         -----------------   -----------------    -----------------

Income (loss) before income taxes                              (1,199,778)           (397,217)             513,814

Provision (benefit) for income taxes                             (535,790)           (233,067)              (8,000)
                                                         -----------------   -----------------    -----------------
NET INCOME (LOSS) AND COMPREHENSIVE
     INCOME (LOSS)                                             $ (663,988)         $ (164,150)           $ 521,814
                                                         =================   =================    =================

Basic and diluted net income (loss) per common
     share                                                        $ (0.06)            $ (0.02)              $ 0.04
                                                         =================   =================    =================

Basic and diluted weighted average common
     shares outstanding                                        11,956,991          12,001,868           12,061,991
                                                         =================   =================    =================








F-4                                                      See accompanying notes
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                          Retained
                            Preferred Stock        Common Stock        Treasury Stock      Additional     Earnings        Total
                          ------------------- -------------------- ---------------------   Paid-In      (Accumulated   Shareholders'
                           Shares     Amount     Shares     Amount  Shares      Amount     Capital         Deficit)       Equity
                          --------- --------- ---------- --------- --------- ----------- ------------- -------------- --------------
BALANCE,
     December 31, 1999     174,000  $ 696,000 12,061,991 $ 120,619        -         $ -   $ 9,210,211     $ (399,890)    $9,626,940

Preferred stock dividends        -          -          -         -        -           -             -        (59,160)       (59,160)

Net income                       -          -          -         -        -           -             -        521,814        521,814
                          --------- --------- ---------- --------- --------- ----------- ------------- -------------- --------------

BALANCE,
     December 31, 2000     174,000    696,000 12,061,991   120,619        -           -     9,210,211         62,764     10,089,594

Purchase of common stock         -          -          -         -  105,000     (31,500)            -              -        (31,500)

Preferred stock dividends        -          -          -         -        -           -             -        (59,160)       (59,160)

Net loss                         -          -          -         -        -           -             -       (164,150)      (164,150)
                          --------- --------- ---------- --------- --------- ----------- ------------- -------------- --------------

BALANCE,
     December 31, 2001     174,000    696,000 12,061,991   120,619  105,000     (31,500)    9,210,211       (160,546)     9,834,784

Preferred stock dividends        -          -          -         -        -           -             -        (59,160)       (59,160)

Net loss                         -          -          -         -        -           -             -       (663,988)      (663,988)
                          --------- --------- ---------- --------- --------- ----------- ------------- -------------- --------------

BALANCE,
     December 31, 2002     174,000  $ 696,000 12,061,991 $ 120,619  105,000   $ (31,500)  $ 9,210,211     $ (883,694)    $9,111,636
                          ========= ========= ========== ========= ========= =========== ============= ============== ==============
















See accompanying notes.                                                      F-5
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             Years Ended December 31,
                                                             -------------------------------------------------------
                                                                   2002               2001               2000
                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $ (663,988)        $ (164,150)         $ 521,814
     Adjustments to reconcile net income to net cash
            from operating activities:
         Depreciation and amortization                                816,262            762,390            612,845
         Change in inventory reserve                                   79,000             77,500            256,000
         (Gain) loss on disposition of equipment                         (500)             8,648               (100)
         Deferred income taxes                                       (538,000)          (207,000)          (154,000)
         Equity in joint venture earnings                            (125,000)          (131,200)           (65,000)

     Change in assets and liabilities:
         Accounts receivable                                        1,274,915            507,537         (1,065,602)
         Inventories                                                  233,448            397,528           (452,248)
         Prepaid expenses and other current assets                     26,667            (33,806)           113,551
         Other assets                                                  (8,924)           (82,030)           (82,443)
         Accounts payable                                             230,746             66,735           (528,166)
         Accrued expenses and other current liabilities               159,306            (47,986)          (271,457)
         Income taxes payable                                           2,210           (175,130)           162,478
                                                             -----------------  -----------------  -----------------

                Net cash from operating activities                  1,486,142            979,036           (952,328)
                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (207,775)          (427,984)          (330,208)
     Construction in progress                                               -                  -           (482,199)
     Acquisition of intangible assets                                       -             (4,267)                 -
     Proceeds from disposition of equipment                               500              3,750              3,000
                                                             -----------------  -----------------  -----------------

                Net cash from investing activities                   (207,275)          (428,501)          (809,407)
                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                  12,053,903         13,068,243         11,749,880
     Principal payments on line of credit                         (12,957,033)       (13,005,026)       (10,525,242)
     Proceeds on issuance of debt                                           -                  -            500,000
     Principal payments on debt                                      (413,577)          (382,460)          (385,236)
     Payment of shareholders' notes                                         -                  -             (6,523)
     Purchase of common stock                                               -            (31,500)                 -
     Dividends paid                                                   (59,160)           (59,160)           (59,160)
                                                             -----------------  -----------------  -----------------

                Net cash from financing activities                 (1,375,867)          (409,903)         1,273,719
                                                             -----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                       (97,000)           140,632           (488,016)

CASH, beginning of year                                               164,526             23,894            511,910
                                                             -----------------  -----------------  -----------------

CASH, end of year                                                    $ 67,526          $ 164,526           $ 23,894
                                                             =================  =================  =================


F-6                                                       See accompanying notes
--------------------------------------------------------------------------------

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

The Company's common stock began trading publicly on January 17, 1990, and is traded on the OTC Bulletin Board, under the symbol "AGBG".

STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company transferred $476,214, and $139,432 in 2001, and 2000, respectively, from rental equipment to inventory held for sale. In 2002, 2001 and 2000 the Company transferred $331,726, $697,849 and $111,863, respectively, from inventory held for sale to rental equipment.

ACCOUNTS RECEIVABLE - Accounts receivable are from distributors and customers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also, to reduce the risk of credit loss, the Company requires letters of credit from foreign customers with which no credit history has been established.

Receivables are presented at the aggregate unpaid principle balance amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through a provision for bad debts expense. Receivables are charged against the allowance for bad debt when management believes the collectibility of an account is unlikely. The allowance is an amount that management believes will be adequate to absorb future losses on existing receivables that may become uncollectible based upon overall receivable quality, review of specific problem accounts, current economic conditions, and prior charge-off experience. The uncollectible portion of a customer's unpaid principle balance is charged-off after the Company initiates the collection process, investigates the circumstances of the past due balance, and determines an amount considered uncollectible. Generally, the Company considers receivables from import shipments past due after 15 days; export and air freight shipments past due after 30 days; and shipments utilizing a foreign agent past due after 60 days. The Company accrues interest on past due accounts and continues to accrue interest until the Company considers the receivable uncollectable.









                                                                             F-7
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES - (continued)

RECEIVABLE SALES - The Company assigns some of its trade accounts receivable to a third party financing source with a 12 month rolling average discount rate of 1.50% at December 31, 2002. The accounts assigned can be assigned with or without recourse depending on specific accounts assigned. At December 31, 2002, the balance of assigned accounts with recourse was $519,727.

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























F-8
--------------------------------------------------------------------------------

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

WARRANTY - At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the years ended was as follows:

                                                     2002                  2001
                                               -----------------     ------------------
Balance, beginning of the year                  $    124,482          $    190,162
  Charged to expense                                 328,041               159,597
  Warranty costs incurred during the year           (275,139)             (225,277)
                                               -----------------     ------------------

Balance, end of year                            $    177,384          $    124,482
                                               =================     ==================


STOCK OPTION PLAN - The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized.











                                                                             F-9
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1       - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES - (continued)

STOCK OPTION PLAN (continued) - The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002, 2001, and 2000 using the Black-Scholes pricing model as prescribed under SFAS 123. The following assumptions were made for grants in 2002, 2001, and 2000: risk-free interest rate of 4.41%, 4.41% and 6.10% respectively, expected life of seven years, seven years, and three years respectively, and dividend rates of zero percent. For 2002, 2001, and 2000 the expected volatility over the expected lives of the grants was assumed to be 77.04%, 77.92%, and 75.64% respectively. The weighted average fair value of the options granted was estimated to be $.20 in 2002, $.34 in 2001, and $.29 in 2000.

If the Company had accounted for the value of the options granted during 2002, 2001, and 2000, in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                     2002            2001            2000
                                --------------- --------------- ---------------
Net income (loss):
  As reported                     $  (663,988)    $  (164,150)    $   521,814
  Pro forma                       $  (673,278)    $  (178,023)    $   510,023

Net income (loss) per share:
  As reported                            (.06)           (.02)            .04
  Pro forma                              (.06)           (.02)            .04



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







F-10
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES - (continued)

INCOME TAXES (continued) - The Company has recorded a deferred tax asset of $1,013,000 and $475,000 as of December 31, 2002 and 2001, respectively. Although the realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered to be realizable, however, could be reduced in the near future if facts surrounding the estimates of the deferred tax asset change.

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2002, 2001, and 2000 were $504,060, $573,945, and $532,573, respectively.

NET INCOME PER COMMON SHARE - Basic net income per share is calculated using the weighted average number of common shares outstanding during each year. Preferred stock dividends were considered in the computation. The calculation of diluted net income per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the treasury stock method, is antidilutive.

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

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of December 31, 2002 and 2001, based upon interest rates and terms available for the same or similar loans.

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











                                                                            F-11
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES - (continued)

RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and therefore does not expect that the application provisions of this statement will have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44.














F-12
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES - (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (continued) -"Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has complied with the disclosure requirements of FIN 45. The initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.








                                                                            F-13
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                2002               2001
                                          -----------------  ------------------

    Parts and subassembly                      $ 2,314,476         $ 2,565,876
    Work-in-process and raw materials            1,221,388           1,275,202
    Machines                                     1,690,710           1,655,157
    Bags and other finished goods                  825,146           1,199,659
                                          -----------------  ------------------

                                               $ 6,051,720         $ 6,695,894
                                          =================  ==================





NOTE 3 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:


                                                2002               2001
                                          -----------------  ------------------

    License and patent costs                     $ 617,113           $ 617,113
    Less accumulated amortization                  605,602             598,220
                                          -----------------  ------------------

                                                  $ 11,511            $ 18,893
                                          =================  ==================


Amortization expense for the years ended December 31, 2002, 2001, and 2000, was $7,382, $6,880, and $14,056, respectively.














F-14
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, consist of the following:

                                                                                 2002                   2001
                                                                           -----------------      ------------------
         Land                                                                     $ 160,826               $ 160,826
         Buildings                                                                2,853,400               2,853,400
         Vehicles                                                                   369,931                 353,928
         Office furniture, fixtures, and equipment                                2,317,425               2,263,420
         Plant equipment                                                          3,580,758               3,468,013
         Rental equipment                                                           841,948                 507,656
         Leasehold improvements                                                      80,399                  70,014
                                                                           -----------------      ------------------

                                                                                 10,204,687               9,677,257

         Less accumulated depreciation and amortization                          (6,246,214)             (5,449,405)
                                                                           -----------------      ------------------

                                                                                $ 3,958,473             $ 4,227,852
                                                                           =================      ==================

Certain property, plant and equipment serve as collateral for short- and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 2002 and 2001, the gross amount of equipment under lease was $84,622. Accumulated depreciation related to those capital leases was $84,622 and $73,984 at December 31, 2002 and 2001, respectively.

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $808,880, $755,510, and $598,789, respectively.



















                                                                            F-15
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - LINE OF CREDIT

The Company has an operating line of credit with a bank for up to $5,000,000 at December 31, 2002 and 2001. The line of credit is secured by accounts receivable, inventories, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1/4% at December 31, 2002 and December 31, 2001 (4.5% at December 31, 2002 and 5.0% at December 31, 2001). As of
December 31, 2002 and 2001, $384,725 and $1,287,855 were outstanding under the operating line of credit. The line of credit is subject to certain net worth and EBITDA covenants, and an annual capital expenditure limit. Subsequent to year-end, the Company reduced its line of credit to $2,500,000 and the interest rate was adjusted to the bank's prime rate plus 1-1/4%. The line is subject to annual renewal at June 1, 2003.


NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:

                                                                      2002            2001
                                                                 --------------  --------------
         Note payable in monthly installments of
         $2,436, including interest at 8.32%, through
         July 2005, secured by certain equipment,
         office furniture and fixtures, and personal
         guarantees of certain shareholders, sub-
         ordinate to building loan and certain equip-
         ment loans                                                   $ 68,765        $ 90,291

         Note payable, monthly payments of $6,724,
         including interest at 6.84% through August 2014,
         secured by real property                                      644,939         670,976

         Note payable in monthly installments of
         $4,969, including interest at 6.62% through
         November 2017, secured by real
         property                                                      525,041         545,136













F-16
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - (continued)

                                                                      2002            2001
                                                                 --------------  --------------
         Note payable in monthly principal install-
         ments of $5,833, plus interest at prime
         plus .75% (5.0% at December 31,
         2002 and 5.50% at December 31,
         2001) through April 2003, secured by
         fixed asset blanket                                          $ 23,333        $ 93,333

         Note payable in monthly installments of
         $8,333, plus interest at 8.38% through
         January 2006, secured by certain equip-
         ment                                                          308,333         408,333

         Note payable with the City of Blair,
         Nebraska, with monthly installments of
         $6,607, including interest at 3% through
         September 2004, secured by Blair plant
         and equipment                                                 134,996         209,018

         Note payable in monthly installments of
         $3,105, including interest at 8.75%
         through December 2004, secured by
         certain equipment                                              68,052          97,827
                                                                 --------------  --------------

                                                                     1,773,459       2,114,914
         Less current portion                                          314,321         335,385
                                                                 --------------  --------------

                                                                   $ 1,459,138     $ 1,779,529
                                                                 ==============  ==============
















                                                                            F-17
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - (continued)

Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                                      Capital Lease Obligations
                                                             Long-Term       ------------------------------------------------
                                                          Debt Excluding        Minimum          Amount
                                                           Capital Lease         Lease        Representing
                                                            Obligations         Payments        Interest        Principal
                                                        -------------------- --------------- ---------------- ---------------
         Year ending December 31,         2003                    $ 314,321        $ 40,729          $ 3,076        $ 37,653
                                          2004                      282,706               -                -               -
                                          2005                      186,491               -                -               -
                                          2006                       80,222               -                -               -
                                          2007                       76,959               -                -               -
                                          Thereafter                832,760               -                -               -
                                                        -------------------- --------------- ---------------- ---------------

                                                                $ 1,773,459        $ 40,729          $ 3,076        $ 37,653
                                                        ==================== =============== ================ ===============

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER AND RELATED PARTY

The Company had a note payable to a shareholder of the Company. The note included interest at 10% and required monthly principal and interest payments of $1,600 through April 30, 2000, at which time the note was paid off. Interest expense related to shareholders and related parties amounted to $135 in 2000.






















F-18
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                             2002                   2001                    2000
                                                       -----------------      -----------------       -----------------

         Current:
             Federal                                                $ -                    $ -               $ 226,000
             Suspended general business
                credits utilized                                      -                (27,150)                      -
             General business credits utilized                        -                      -                 (82,000)
             State                                                2,210                  1,083                  16,000
             Net operating loss utilized                              -                      -                 (14,000)
                                                       -----------------      -----------------       -----------------

                                                                  2,210                (26,067)                146,000
                                                       -----------------      -----------------       -----------------

         Deferred:
             Federal                                           (478,000)              (195,000)               (164,000)
             State                                              (60,000)               (12,000)                 10,000
                                                       -----------------      -----------------       -----------------

                                                               (538,000)              (207,000)               (154,000)
                                                       -----------------      -----------------       -----------------

                                                              $(535,790)             $(233,067)               $ (8,000)
                                                       =================      =================       =================





















                                                                            F-19
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (continued)

Deferred tax assets and liabilities consist of the following:

                                                                                 2002                   2001
                                                                           -----------------      ------------------
         State net operating loss carryforward                                    $ 138,000                $ 80,000
         Federal net operating loss carryforward                                    660,000                 169,000
         General business credit carryforward                                       252,000                 243,000
         Alternative minimum tax credit carryforward                                 21,000                  21,000
         Capital loss carryforward                                                        -                 135,632
         Other expenses not currently deductible                                     92,000                  73,000
                                                                           -----------------      ------------------

                Gross deferred tax asset                                          1,163,000                 721,632
         Valuation allowance                                                              -                (135,632)
                                                                           -----------------      ------------------

                Net deferred tax assets                                           1,163,000                 586,000

         Gross deferred tax liability, primarily
             due to differences in depreciation                                    (150,000)               (111,000)
                                                                           -----------------      ------------------

                Net deferred tax assets                                         $ 1,013,000               $ 475,000
                                                                           =================      ==================


At December 31, 2002, the Company had a federal net operating loss of approximately $1,942,000 that is available to offset future federal taxable income through 2022.

At December 31, 2002, the Company has research tax credit carryforwards for federal income tax purposes of approximately $252,000 that are available to offset future federal income. These credits can be carried forward through 2022. The Company had a capital loss carryforward of $886,431, which expired unused in 2002. The $135,632 deferred tax asset and the $135,632 valuation allowance have been eliminated upon the expiration of this capital loss carryforward.












F-20
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                             2002                   2001                    2000
                                                       -----------------      -----------------       -----------------
         Statutory federal income tax rate                         (34%)                  (34%)                    34%
         General business credits                                    (1)                   (20)                    (35)
         Other nondeductible and nontaxable
             items                                                    -                      9                       5
         Nontaxable earnings of foreign
             joint venture                                           (4)                   (11)                     (4)
         Other                                                       (6)                    (3)                     (1)
                                                       -----------------      -----------------       -----------------
         Effective tax rates                                       (45%)                  (59%)                    (1%)
                                                       =================      =================       =================

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


NOTE 9 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:

                                                             2002                   2001                    2000
                                                       -----------------      -----------------       -----------------
         Cash paid during year for:
             Interest                                         $ 314,068              $ 355,686               $ 456,158
             Income taxes                                       $ 4,280               $ 90,800                $ 10,516











                                                                            F-21
--------------------------------------------------------------------------------

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

STOCK AWARDS - The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. No awards were granted under the Plan for 2002, 2001, and 2000. At December 31, 2002, there were 125,335 shares available for grant under the Employee Stock Plan.

COMMON STOCK OPTIONS - The Company has an Incentive Stock Option Plan (the Incentive Plan) and has reserved 185,000 shares of common stock for issuance under the Incentive Plan. Options under the Incentive Plan are issuable to officers and employees of the Company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options is determined for each grant by the Board of Directors. During 2002, the Company granted 30,000 options and had 20,000 options expire. At December 31, 2002, there were 135,000 shares available for grant under the Incentive Stock Option Plan.

During 1996, the Company adopted a Non-employee Director Stock Option Plan (the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who is not an employee of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. Beginning with the annual meeting in 2000, those directors who have served a three-year period, receive an annual grant of 10,000 options which become exercisable six months after the grant date. During 2002, the Company granted 100,000 in initial options and 20,000 options under the annual grant. Additionally, the Company had 60,000 options expire during 2002. At December 31, 2002, there were 550,000 shares available for grant under the Non-Employee Director Stock Option Plan.












F-22
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (continued)

Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 2002, are summarized as follows:

                                             The Incentive Plan             The Director Plan
                                         ----------------------------  ----------------------------
                                                          Weighted                      Weighted
                                                          Average                       Average
                                                          Exercise                      Exercise       Combined
                                            Shares         Price          Shares         Price          Shares
                                         -------------  -------------  -------------  -------------  --------------
         Options outstanding at
             December 31, 1999                 76,788         $ 1.01        350,000         $ 0.99         426,788

         Options granted                            -            $ -         50,000         $ 0.39          50,000

         Options expired                       (6,788)        $ 1.03        (50,000)        $ 1.06         (56,788)
                                         -------------                 -------------                 --------------

         Options outstanding at
             December 31, 2000                 70,000         $ 1.00        350,000         $ 0.91         420,000

         Options granted                       20,000         $ 0.33         40,000         $ 0.35          60,000

         Options expired                      (50,000)        $ 1.06              -            $ -         (50,000)
                                         -------------                 -------------                 --------------

         Options outstanding at
             December 31, 2001                 40,000         $ 0.60        390,000         $ 0.84         430,000

         Options granted                       30,000         $ 0.25        120,000         $ 0.29         150,000

         Options expired                      (20,000)        $ 0.86        (60,000)        $ 0.95         (80,000)
                                         -------------                 -------------                 --------------

         Options outstanding at
             December 31, 2002                 50,000         $ 0.28        450,000         $ 0.68         500,000
                                         =============                 =============                 ==============


         Options exercisable at
             December 31, 2000                 70,000         $ 1.00        350,000         $ 0.91         420,000
                                         =============                 =============                 ==============

         Options exercisable at
             December 31, 2001                 40,000         $ 0.60        390,000         $ 0.84         430,000
                                         =============                 =============                 ==============

         Options exercisable at
             December 31, 2002                 20,000         $ 0.33        390,000         $ 0.64         410,000
                                         =============                 =============                 ==============

                                                                            F-23
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (continued)

At December 31, 2002, the Company had outstanding options for the purchase of 500,000 shares of common stock as follows:

           Number of Options                Number of Options                                            Average
              Outstanding                      Exercisable                 Price Range               Remaining Life
        -------------------------       --------------------------      -------------------       ----------------------
        200,000 options                 200,000 options                 $1.00 - $1.06                    4 years
        50,000 options                  50,000 options                  $0.56 - $0.69                    1 year
        60,000 options                  60,000 options                  $0.39 - $0.49                    9 years
        190,000 options                 100,000 options                 $0.25 - $0.35                    7 years


NOTE 11      - FOREIGN SALES ACTIVITY

Export sales from the Company's operations are as follows:

                                                             2002                   2001                    2000
                                                       -----------------      -----------------       -----------------
         Latin America/Mexico                                 $ 112,956               $ 88,864               $ 194,947
         Canada                                               1,147,872              1,030,174               1,280,096
         Germany                                                275,415                444,767                 441,188
         Other                                                  202,008                248,183                 109,272
                                                       -----------------      -----------------       -----------------

                                                            $ 1,738,251            $ 1,811,988             $ 2,025,503
                                                       =================      =================       =================



















F-24
--------------------------------------------------------------------------------

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

                                                                                 2002                   2001
                                                                           -----------------      ------------------
         Investment, beginning of year                                            $ 272,938               $ 141,738
         Share of income for the year                                               125,000                 131,200
                                                                           -----------------      ------------------

         Investment, end of year                                                  $ 397,938               $ 272,938
                                                                           =================      ==================

On February 27, 1997, BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are earned by the Company based upon the poundage folded by BAW. In 2002, 2001, and 2000, income from this agreement was $190,000, $168,000 and $115,000, respectively.

On December 18, 2000, Ag-Bag International Limited entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($535,987 US) as security for an additional cash credit facility of BAW. There was -0- Euro outstanding under this additional cash credit facility at December 31, 2002 and 2001, guaranteed by the Company.























F-26
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT-VENTURE - (continued)

Condensed financial statements for the Company's BAW Joint Venture in Germany are as follows:

                                                             2002                   2001                    2000
                                                       -----------------      -----------------       -----------------
                               (Dollars in 000's)
         Current assets                                         $ 1,265                  $ 967                   $ 604
         Property, plant, and equipment, net                        842                    707                     262
         Other assets                                                 8                     18                      10
                                                       -----------------      -----------------       -----------------

         Total assets                                           $ 2,115                $ 1,692                   $ 876
                                                       =================      =================       =================

         Current liabilities                                      $ 377                  $ 511                   $ 380
         Long-term liabilities                                      797                    552                     191
                                                       -----------------      -----------------       -----------------

         Total liabilities                                        1,174                  1,063                     571
                                                       -----------------      -----------------       -----------------

         Shareholders' equity                                       869                    577                     291
         Minority interest                                           72                     52                      14
                                                       -----------------      -----------------       -----------------

         Total shareholders' equity                                 941                    629                     305
                                                       -----------------      -----------------       -----------------

         Total liabilities and shareholders'
             equity                                             $ 2,115                $ 1,692                   $ 876
                                                       =================      =================       =================

         Net sales                                              $ 3,758                $ 3,357                 $ 2,548
         Cost of goods sold                                      (2,591)                (2,350)                 (1,816)
                                                       -----------------      -----------------       -----------------

         Gross profit                                             1,167                  1,007                     732
         Selling and administrative
             expenses                                              (687)                  (511)                   (478)
         Other income (expense)                                     (29)                   (31)                    (14)
         Income taxes                                              (163)                  (123)                   (125)
                                                       -----------------      -----------------       -----------------

         Net income (*)                                           $ 288                  $ 342                   $ 115
                                                       =================      =================       =================

         *Attributed to other shareholders                         $ 15                   $ 36                     $ 9

F-26
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT-VENTURE - (continued)

The condensed balance sheets have been translated from the Euro to the U.S. Dollar at the exchange rate in effect at December 31, 2002 and from the German Mark to the U.S. dollar at the exchange rates in effect at December 31, 2001 and 2000. The exchange rates used at December 31, 2002, 2001, and 2000, for the balance sheets were $1.05, $.45, and $.48 respectively. The condensed income statements have been translated from the Euro to the U.S. Dollar at the average exchange rate in effect at December 31, 2002 and from the German Mark to the U.S. dollar at the average exchange rates in effect at December 31, 2001 and 2000. The average exchange rates used at December 31, 2002, 2001, and 2000, for the income statements were $.95 $.47, and $.50, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross (Supplier) pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement. The Company considers its relationship with Supplier to be good. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls.

























                                                                            F-27
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (continued)

LEASE COMMITMENTS - The Company leases land under a noncancellable operating lease. This lease requires monthly payments with terms that expire through 2014. Total rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 totaled $66,361, $59,418 and $59,773, respectively.

Future minimum lease payments under noncancellable operating leases are as follows:

Years ending December 31,           2003                              $  18,264
                                    2004                                 18,264
                                    2005                                 21,917
                                    2006                                 21,917
                                    2007                                 21,917
                                    Thereafter                          175,334
                                                              ------------------
                                                                     $  277,613
                                                              ==================

CONTINGENCIES - The Company is involved in litigation matters that are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the year ended December 31, 2002.


NOTE 14 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash and receivables. The Company's cash balances are with federally insured banks and periodically exceed insured limits. The Company has outstanding accounts receivable balances with three customers totaling approximately $642,000 at December 31, 2002. These three balances represent 47% of the accounts receivable balance at December 31, 2002.


















F-28
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - 401(K) PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all full-time personnel with at least one year of continuous service. Employer contributions to the plan are at the discretion of the Company's management. No contributions were made by the Company to the 401(k) profit sharing plan in 2002 or 2001. The Company's eligible employees made contributions to the plan of $230,652 and $239,131 for the years ended December 31, 2002 and 2001, respectively.


NOTE 16 - QUARTERLY FINANCIAL DATA - (UNAUDITED)

                                                          2002                                          2001
                                      --------------------------------------------- ---------------------------------------------
                                         Q-1        Q-2         Q-3        Q-4         Q-1        Q-2         Q-3         Q-4
                                      ---------- ----------- ---------- ----------- ---------- ----------- ----------  ----------
                                                 (Dollars in thousands)                        (Dollars in thousands)
 Net sales                              $ 4,807     $ 9,929    $ 8,817     $ 3,636    $ 4,149    $ 10,159   $ 10,156     $ 4,244
 Gross profit from operations             1,046       2,574      1,623        (176)       772       2,379      2,316         294
 Income (loss) before extraordinary
     items and cumulative effect
     of a change in accounting             (251)        542        124      (1,079)      (367)        461        385        (643)
                                      ---------- ----------- ---------- ----------- ---------- ----------- ----------  ----------

 Net income (loss)                       $ (251)      $ 542      $ 124    $ (1,079)    $ (367)      $ 461      $ 385      $ (643)
                                      ========== =========== ========== =========== ========== =========== ==========  ==========

 Basic and diluated net income
     (loss) per common share            $ (0.02)     $ 0.04     $ 0.01     $ (0.09)   $ (0.03)     $ 0.04     $ 0.03     $ (0.06)
                                      ========== =========== ========== =========== ========== =========== ==========  ==========




















                                                                            F-29
--------------------------------------------------------------------------------

                                                        SUPPLEMENTAL INFORMATION
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION


To the Board of Directors and Shareholders
Ag-Bag International Limited


Under date of February  18,  2003,  we reported on the balance  sheets of Ag-Bag
International Limited as of December 31, 2002 and 2001, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




\s\ Moss Adams LLP
Portland, Oregon
February 18, 2003

                                                    AG-BAG INTERNATIONAL LIMITED
                                               VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------






               Column A                               Column B         Column C         Column D          Column E
---------------------------------------------       ------------     ------------     -------------     ------------
                                                     Balance at       Charged to       Write-offs,       Balance at
                                                     Beginning        Costs and          Net of           End of
      Description                                     of Year         Expenses         Recoveries          Year
---------------------------------------------       ------------     ------------     -------------     ------------
Year ended December 31:
     2002:
         Allowance for doubtful accounts               $203,350         $ 73,000         $ (72,755)        $203,595
         Warranty reserve                              $124,482         $328,041        $ (275,139)        $177,384
         Inventory valuation reserve                   $652,322         $179,000        $ (100,000)        $731,322

     2001:
         Allowance for doubtful accounts               $247,690         $ 25,000         $ (69,340)        $203,350
         Warranty reserve                              $190,162         $159,597        $ (225,277)        $124,482
         Inventory valuation reserve                   $718,951         $ 77,500        $ (144,129)        $652,322

     2000:
         Allowance for doubtful accounts               $147,024         $175,000         $ (74,334)        $247,690
         Warranty reserve                              $175,000         $319,541        $ (304,379)        $190,162
         Inventory valuation reserve                   $487,591         $256,000         $ (24,640)        $718,951

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited



We have audited the accompanying balance sheets of BAW group as of December 31, 2002, 2001 and 2000 and the related statements of operating results and cash flows, for the years then ended, which, as described in Note 1 to the financial statements have been prepared on the basis of accounting principles generally accepted in Germany. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAW group as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in Germany.


                         02625 Bautzen, January 24, 2003
                              Treuhand-Gesellschaft
                          Dr. Steinebach & Partner GmbH
                         Wirtschaftsprufungsgesellschaft

                              \s\ Martin Steinebach
                              ---------------------
                           Dipl.Ing. Martin Steinebach
                                     Auditor

                                    BAW GROUP
                                 BALANCE SHEETS

                                                 December 31,
                                        ----------------------------
                                           2002      2001     2000
                                            EUR      TEUR     TEUR
                                        ---------- -------- --------
A. FIXED ASSETS

 II. TANGIBLE ASSETS

  1. Real estate and buildings          570,341.29    494.3      0.0
  2. Technical equipment
     and machinery                      209,221.18    288.4    260.0
  3. Other equipment, tools,
     furniture and fixtures              21,787.76     21.3     16.4
  4. Plants under construction                -.-       0.0      1.4
                                        ----------    -----    -----
                                        801,350.23    804.0    277.8
                                        ==========    =====    =====
B. LIQUID ASSETS

  I. STOCK
  1. Raw materials and supplies          11,143.50      4.1      4.2
  3. Finished products + goods          205,931.80    245.1    108.9
  4. Advance payments made                  955.84      0.1      0.0
                                        ----------    -----    -----
                                        218,031.14    249.3    113.1
                                        ----------    -----    -----
 II. ACCOUNTS RECEIVABLE AND OTHER ASSETS
  1. Trade accounts receivable          347,329.33    446.8    243.3
  3. Accounts receivable from
     shareholders                             -.-      51.1    129.2
  4. Other assets                        18,410.01     14.1      8.7
                                        ----------    -----    -----
                                        365,739.34    512.0    381.2
                                        ----------    -----    -----
 IV. CHECKS, CASH, FEDERAL RESERVE
     BANK AND POSTBANK BALANCE,
     CASH IN BANKS                      621,327.82    336.9    147.1
                                        ----------    -----    -----
     Liquid assets total              1,205,098.30  1,098.2    641.4
                                      ============  =======    =====
C. DEFERRED ITEM                          3,345.91      9.0     11.1
                                          ========      ===     ====
D. ACTIVE DEFERRED TAXES                  4,143.97     11.2      0.0
                                          ========     ====      ===
TOTAL ASSETS                          2,013,938.41  1,922.4    930.3
                                      ============  =======    =====

                                    BAW GROUP
                                 BALANCE SHEETS

                                                December 31,
                                        ----------------------------
                                           2002      2001     2000
                                            EUR      TEUR     TEUR
A. EQUITY                               ---------- -------- --------

  I. SUBSCRIBED CAPITAL                  75,000.--     75.0     75.0
III. OTHER SURPLUS RESERVES             223,819.86     80.5      0.0
 IV. PROFIT CARRYFORWARD                254,685.66    116.3     69.1
  V. YEAR'S PROFIT                      287,233.54    284.3    127.7
                                        ----------    -----    -----
     Subtotal                           840,739.06    556.1    271.8
 VI. CONVERSION                    ./.   12,835.89     24.7     10.2
VII. SHARES OF OTHER SHAREHOLDERS        68,434.39     53.0     17.6
                                        ----------    -----    -----
     Equity capital total               896,337.56    633.8    299.6
                                        ==========    =====    =====

B. SPECIAL ITEM INCL RESERVES           141,711.75    134.1     51.5
                                        ==========    =====     ====
C. RESERVES

   1. Passive deferred taxes             59,755.05     61.4    177.9
   2. Tax reserves                       91,338.63    166.6      0.0
   4. Other reserves                     46,290.67     47.7     30.5
                                        ----------    -----    -----
      Reserves total                    197,384.35    275.7    208.4
                                        ==========    =====    =====
D. PAYBLES

   2. Liabilities to credit
      institutions                      433,226.54    466.6    101.9
   3. Advance payments received           9,480.79      0.0      0.0
   4. Trade accounts payable             21,412.25     29.7    220.6
   6. Liabilities to shareholders       294,196.87    344.5      0.0
   8. Other liabilities                  14,185.45     16.0     35.4
      of this from taxes EUR 5,302.79
      of this within the framework of
      social security EUR 3,101.85
                                        ----------    -----    -----
      Payables total                    772,501.90    856.8    357.9
                                        ==========    =====    =====

E. DEFERED ITEM                           6,002.85     22.0     12.9
                                          ========     ====     ====

TOTAL LIABILITIES AND EQUITY          2,013,938.41  1,922.4    930.3
                                      ============  =======    =====

                                    BAW GROUP
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Years ended December 31,
                                   ---------------------------------------
                                         2002          2001         2000
                                          EUR          TEUR         TEUR
                                   ------------- ------------ ------------
 1. Sales proceeds                  3,893,954.40      3,411.6      2,543.5
 2. Change in stock             ./.    39,166.60   +    136.2  ./.   176.6
 4. Other business proceeds           100,799.62        263.1         76.1
 5. Material costs
    a) Costs for raw materials
       + supplies               ./. 2,262,513.94  ./. 2,282.7  ./. 1,444.5
    b) Costs for services
       received                 ./.   465,212.35  ./.   425.6  ./.   246.1
                                    ------------      -------      -------
    GROSS PROFIT                    1,227,861.13      1,102.6        752.4
 6. Personnel costs
    a) Wages + salaries               160,558.18        138.9         95.8
    b) Social contributions            36,139.50         31.0         22.9
 7. Depreciation
    a) on tangible assets             144,758.89        151.5         86.1
 8. Other operating
    expenses                          381,450.74        320.0        243.4
11. Other interest and
    similar income               +      8,368.51   +      6.0   +      2.9
13. Interest and similar
    expenses                           35,414.79         39.5         17.6
                                      ----------        -----        -----
14. RESULTS OF REGULAR
    OPERATIONS                   +    477,907.54   +    427.7   +    289.5
18. Taxes from income
    and revenue                 ./.   172,044.25  ./.   107.7  ./.   149.9
19. Other taxes                         3,143.80          2.0          0.4
                                      ----------        -----        -----
20. YEAR'S PROFIT                +    302,719.49   +    318.0   +    139.2
    including for other
    shareholders                       15,485.95         33.7         11.5
                                      ----------        -----        -----
21. YEAR'S PROFIT WITHOUT
    OTHER SHAREHOLDERS                287,233.54        284.3        127.7
                                      ==========        =====        =====

                                    BAW GROUP
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                DECEMBER 31, 2002

                  01/01/2002    additions    retirements    12/31/2002
                      EUR          EUR           EUR            EUR
                      ---          ---           ---            ---

Subscribed
capital            75,000.--         -.-           -.-       75,000.--
Revenue reserve    80,497.49   143,322.37 U        -.-      223,819.86
Profit carried
forward           116,304.94   284,283.83 U  143,322.37 U
                                               2,580.74(2)  254,685.66
Year's profit     284,283.83   287,233.54(1) 284,283.83 U   287,233.54
                  ----------   ----------    ----------     ----------
Subtotal          556,086.26   714,839.74    430,186.94     840,739.06
Shares of other    53,027.63    15,485.95(1)
shareholders                       565.99(3)     645.18(2)   68,434.39*
Balance from
conversion         24,669.85         -.-      37,505.74  ./. 12,835.89
                  ----------   ----------    ----------     ----------
Total
equity            633,783.74   730,891.68    468,337.86     896,337.56
                  ==========   ==========    ==========     ==========

 U = transfer from one account to another
(1) Year's profit EUR 302,719.49 = EUR 287,233.54 + EUR 15,485.95
(2) Capital adjustment due to exterior tax audit in Poland
(3) Adjusted value see audit report of the previous year

                                    BAW GROUP
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                DECEMBER 31, 2002


EQUITY OF OTHER SHAREHOLDERS'
----------------------------

                  01/01/2002    additions     retirement     12/31/2002
                      EUR          EUR           EUR             EUR
                      ---          ---           ---             ---

"AG BAG POLSKA" SP.ZO.O.
Subscribed
capital             4,254.61       565.99(1)         -,-       4,820.60
Profit carried
forward            12,467.17    33,137.77 U      645.18(2)    44,959.76
Year's profit      33,137.77    13,416.17     33,137.77 U     13,416.17
                   ---------    ---------     ---------       ---------
                   49,859.55    47,119.93     33,782.95       63,196.53
                   ---------    ---------     ---------       ---------

AG-BAG HUNGARIA KFT
Subscribed
capital             2,898.92         -,-           -,-         2,898.92
Profit carried
forward          ./.  333.54       602.70 U        -,-       +   269.16
Year's profit         602.70     2,069.78        602.70 U      2,069.78
                    --------     --------        ------        --------
                    3,168.08     2,672.48        602.70        5,237.86
                    --------     --------        ------        --------
                   53,027.63    49,792.41     34,385.65       68,434.39
                   =========    =========     =========       =========

(1) Adjustment of capital stock based on the determination of historical Exchange rates (see audit report of the previous year)
(2) Capital adjustment from investigation by tax authorities

                                    BAW GROUP
                            STATEMENTS OF CASH FLOWS

                                   Years ended December 31,
                                   ------------------------
                                2002        2001        2000
                                TEUR        TEUR        TEUR
                                ----        ----        ----
  I. OPERATING RESULTS
     Sales proceeds            3,894.0    3,411.6     2,543.5
     Changes in stock      ./.    39.2  +   136.2  ./.  176.6
     Other operating
     results                     100.8      263.1        76.1
     Costs for material    ./. 2,727.7 ./.2,708.3  ./.1,690.6
                               -------    -------     -------
     Gross proceeds            1,227.9    1,102.6       752.4
     minus
     personel costs              196.7      169.9       118.7
     Depreciation
     (without special
     depr.for wear + tear)       144.8      151.5        86.1
     Other expenditure           381.5      320.0       243.4
     Other taxes                   3.1        2.0         0.4
                                 -----      -----       -----
     Operating results      +    501.8  +   459.2   +   303.8
                                 =====      =====       =====

II. FINANCIAL RESULT
     Income from interest          8.3  +     6.0   +     2.9
     Interest paid         ./.    35.4 ./.   39.5  ./.   17.6
                                  ----       ----        ----
                           ./.    27.1 ./.   33.5  ./.   14.7
                                  ====       ====        ====
III. TAXES FROM INCOME
         AND REVENUE       ./.   172.0 ./.  107.7  ./.  149.9
                                 =====      =====       =====

IV. SUMMARY OF THE RESULTS FOR THE YEAR
     Operating results      +    501.8  +   459.2   +   303.8
     Financial result      ./.    27.1 ./.   33.5  ./.   14.7
     Taxes from income and
     revenue               ./.   172.0 ./.  107.7  ./.  149.9
                                 -----      -----       -----
     Results for the year   +    302.7* +   318.0** +   139.2***
                                 =====      =====       =====

* Of this TEUR 15,5 are allocated to other shareholders
** Of this TEUR 33,7 are allocated to other shareholders
*** Of this TEUR 11,5 are allocated to other shareholders

DYNAMIC LIQUIDITY ANALYSIS BY CASH FLOW PRESENTATION:

                                    Years ended December 31,
                                    ------------------------
                                    2002      2001      2000
                                    TEUR      TEUR      TEUR
                                    ----      ----      ----

   Year's profit                +  302.7  +  318.0  +  139.2
   Depreciation                 +  144.8  +  151.5  +   86.1
                                   -----     -----     -----
   Cash flow (after tax)        +  447.5  +  469.5  +  225.3
   plus taxes                   +  172.0  +  107.7  +  149.9
                                   -----     -----     -----
   Cash flow (pre-tax)          +  619.5  +  577.2  +  375.2
                                   =====     =====     =====

                                    BAW GROUP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:
-----------------------------------------------------------

LEGAL STRUCTURE OF THE GROUP

The group structure complies with ss. 290 sub-clause 1 HGB. The parent company of the group is BAW Budissa Agrodienstleistungen und Warenhandels GmbH, registered office at Malschwitz. The subsidiaries of BAW Budissa
Agrodienstleistungen und Warenhandels GmbH, AG-BAG HUNGARIA KFT and "AG BAG Polska" Sp.zo.o. are affiliated companies pursuant to ss. 271 sub-clause 2 HGB and to ss. 290 sub-clause 2 HGB, respectively.

The company AG-BAG HUNGARIA KFT was incorporated on February 11, 1999 in Gyor (Hungary) by cash subscription. Having paid an initial contribution of Forint 6,300,000.-- , BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 90 % of the shares in the Company. Mr. Szocs Csaba holds 10 % of the shares in the company having paid an initial contribution of Forint 700,000.--. In the business year the capital was increased from Forint 3,000,000.-- by Forint 4,000,000.-- to Forint 7,000,000.--.

"AG BAG Polska" Sp.zo.o. was incorporated on 08/19/1999 in Szelejewo Drugie (Republic of Poland) by cash subscription. Having paid an initial contribution of Zloty 80,000.--, BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 80 % of the shares of the company. Mr. Karol Benedykt Glapiak and Mrs. Marta Kashyna hold 10 % of the shares in the company, each, having paid an initial contribution of Zloty 10,000.--, each.

Both subsidiaries are registered in the corresponding Commercial Register. The average number of the employees employed during the business year was 10 people (p.y. 8).

PRINCIPLES OF CONSOLIDATION

a) Voluntary group accounts

The Company established the annual accounts of the group as of December 31, 2002 voluntarily pursuant to the shareholder resolution adopted January 29, 2002. The limits of ss. 293 Commercial Code were not exceeded. The annual accounts of the group were prepared on the basis of the rules concerning the commercial law. It is a statement of annual accounts purely based on the commercial law. Any tax rights of choice were not exercised.

b) Cut-off Date and deferred valuation of the consolidated companies

BAW Budissa Agrodienstleistungen und Warenhandels GmbH as the parent company of the group as well as the subsidiaries AG-BAG HUNGARIA KFT and "AG BAG Polska" Sp.zo.o. were included in the group accounts. December 31, 2002 is the cut-off date of the group accounts. Both the parent company as well as the included subsidiaries prepared regular annual accounts as of this cut-off date.

c) Breakdown of the group accounts and valuation principles

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

The balancing and valuation rights of choice were newly exercised, pursuant to ss. 300 subp. 2 Commercial Code, such that they meet the accounting standards of the United States of America, (US-GAAP).

The consequence was that for the individual accounts a trade balance II (see Tz. 26 concerning ss. 300 Commercial Law in Beck'scher Bilanzkommentar, 4th edition) had to be established pursuant to ss. 300 par. 2 Commercial Law. In this trade balance II all tax privileges were eliminated and uniform valuation principles were applied. The conversion of the individual accounts was made according to the concept of the functional currency. According to this concept the balance sheet had to be converted on the basis of the current rate and the profit and loss account on the basis of the average rate.

                                Poland                Hungary

Current rate             1 PLZ = EUR 0.24840   1 HUF = EUR 0.004244
Average rate             1 PLZ = EUR 0.26631   1 HUF = EUR 0.004157

The capital assets were estimated on the basis of the initial costs minus a linear pro rata temporis degressive depreciation.

The stock was estimated on the basis of the manufacturing costs and the strict lowest value principle. For raw materials and supplies a fixed value was formed pursuant to ss. 256 HGB in connection with R.31 sub-clause 4 EStR (German Individual Income Tax Law).

The accounts receivable and other assets are estimated on the basis of their nominal values.

The special item including reserves was shown pursuant to the recommendations of the HFA comment 1/1984 of the Institut der Wirtschaftsprufer (Institute of Auditors).

The reserves take into account all risks seen today. The payables were estimated on the basis of the repayable amount.

d) Consolidation of Funds

For the consolidation of funds the book value method (ss. 301 sub-clause 1 no. 1
HGB) was, applied, that is, the valuation of the shares in the subsidiaries was offset against the subsidiaries' equity falling to these shares which corresponds to the book value of the assets and debts to be included in the group accounts. The difference amounting to EUR 4,072.28 was - not as required by ss. 301 par. 3 Commercial Code - not activated as an enterprise value but was written off the group equity since these are only incorporation costs. The shares of the other shareholders shown pursuant to ss. 307 Commercial Code were taken into consideration.

e) Consolidation of Debts

According to the standard theory the mutual accounts receivable and accounts payable existing between the companies included in the group accounts were offset on the basis of ss. 303 sub-clause 1 HGB. The total amount of the mutual accounts receivable and accounts payable that were offset is TEUR 8.1. TEUR 12.9 had to be taken out of the books as expenses.

f) Interim result elimination

We carried out an elimination of the interim results, as we did last year, in the financial year 2002, see ss. 304 par. 3 Commercial Law. A total of EUR 10,359.92 was debited to the account of the expenditure for raw materials and supplies. This was necessary for the conversion of the valuation of the finished products and goods to the group-uniform manufacturing costs.

g) Expenditure and Income Consolidation

The expenses and income resulting from the transactions of mutual deliveries of goods and provision of services were mutually offset by an amount of TEUR 535.4.

h) Deferred taxation

a) In the trade balance II of BAW Budissa Agrodienstleistungen und Warenhandels GmbH the tax privilege of voting pursuant to ss. 7 g Income Tax Law was eliminated (ss. 300 par. 2 Commercial Code).

b) The item of potential taxes was currently adjusted in the year under report starting from 01/01/2002.

c) National differences in the tax rate were maintained.

LISTING OF THE SUBSIDIARIES OF THE GROUP

The following subsidiaries were included in the group accounts:

Name + reg.      share of    capital        result of the business year
 office          parent      stock          in national
                 company                    trade balance II
                   in %      in DM           currency              in EUR

AG-BAG HUNGARIA KFT
registered office at
Mosonmagyarovar
(Ungarn)           90      *56.698,--     + 4.979.012,38     HUF + 20.697,75

"AG BAG Polska" Sp.zo.o.
registered office at
Szelejewo Drugie
(Republik Polen)   80      *47.140,--     +   251.890,05     zl. + 67.080,84

* historic exchange rate

The subsidiaries did not acquire any shares in the parent company in the year under report.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
-----------------------------

Contingent Liabilities and other Financial Obligations:
There are no contingent liabilities and other obligations.


NOTE 3 - BREAKDOWN AND EXPLANATION OF THE ITEMS OF THE BALANCE SHEET
-----------------------------------------------------------

(1) Fixed assets - EUR 801,350.23
------------------------------------

The composition and development of the fixed assets are listed in Exhibit 1.

(2) Raw materials and supplies - EUR 11,143.50
----------------------------------------------

Breakdown:

Company                                               Valuation
                                                    EUR   p.y.EUR
BAW Budissa Agrodienstleistungen
und Warenhandels GmbH                            11,143.50    4.1
                                                 =========    ===

An interim profit elimination was not necessary since in this item no group-internal supplies are included.

(3) Finished products and goods - EUR 205,931.80
------------------------------------------------

Breakdown:                               EUR         p.y.TEUR

   BAW Budissa Agrodienstleistungen
   und Warenhandels GmbH              41,148.24          28.5
   "AG BAG Polska" sp.zo.o.          154,638.63         196.8
   AG-BAG HUNGARIA KFT                10,144.93          19.8
                                     ----------         -----
                                     205,931.80         245.1
                                     ==========         =====

In the stock an interim profit elimination totaling EUR 10,359.92 was carried out. This includes EUR 3,226.52 for stocks in Hungary and EUR 7,133.40 for stocks in Poland.

(4) Trade accounts receivable - EUR 347,329.33
----------------------------------------------
Breakdown:                               EUR         p.y.TEUR

   BAW Budissa Agrodienstleistungen
   und Warenhandels GmbH              22,374.93          57.8
   "AG BAG Polska" Sp.zo.o.          229,980.16*        369.4
   AG-BAG HUNGARIA KFT                94,974.24          19.6
                                     ----------         -----
                                     347,329.33         446.8
                                     ==========         =====

* Management has established a reserve against accounts receivable of 31.4 TEUR of the gross amount of outstanding receivables. Management has deemed this
  31.4 TEUR uncollectable.

(5) Receivables from shareholders - EUR zero
--------------------------------------------
These are trade accounts receivable from BAG Budissa Agroservice Gesellschaft mbH (residual amount of an invoice). It was repaid in 2002.

(6) Other assets - EUR 18,410.01
--------------------------------
Breakdown:                               EUR         p.Y.TEUR

   BAW Budissa Agrodienstleistungen
   und Warenhandels GmbH               3,079.93           4.9
   "AG BAG Polska" Sp.zo.o.           15,330.08           8.0
   AG-BAG HUNGARIA KFT                     -.-            1.2
                                      ---------          ----
                                      18,410.01          14.1
                                      =========          ====
This is specified as follows:
                                                        EUR
   Refund of turnover tax (G)                         1,791.48
   Refund of turnover tax (PL)                       14,336.48
                                                     ---------
   Total refunds                                     16,127.96
   Guarantee (PL)                                       993.60
   Interest limitation premium (G)                    1,288.45
                                                     ---------
   Total                                             18,410.01
                                                     =========


(7) Checks, cash, Federal Reserve Bank and Postbank balance, cash in banks - EUR 621,327.82
------------------------------------------------------------
Breakdown:

              BAW Budissa Agro-  "AG BAG    AG-BAG          Group
              dienstleistungen   Polska"    HUNGARIA
              und Warenhandels   sp.zo.o.   KFT
              GmbH in EUR          EUR        EUR         EUR   p.y.TEUR

                   522,311.98   74,860.51  24,155.33  621,327.82   336.9
                   ==========   =========  =========  ==========   =====

(8) Deferred item - EUR 3,345.91
--------------------------------

Breakdown:                               EUR          p.yTEUR

   BAW Budissa Agrodienstleistungen
   und Warenhandels GmbH               2,010.37           7.5
   "AG BAG Polska" Sp.zo.o.              685.83           1.3
   AG-BAG HUNGARIA KFT                   649.71           0.2
                                       --------           ---
                                       3,345.91           9.0
                                       ========           ===

For all companies these are financing expenses paid in advance for technical equipment and motor vehicles.

(9) Active deferred taxes - EUR 4,143.97
----------------------------------------
Active deferred taxes for:                              EUR

   As of 01/01/2002                                  11,153.39
   Release                                      ./.   7,009.42
                                                     ---------
   Interim result elimination
   EUR 10,359.92* (40 %)                              4,143.97
                                                      ========
* Hungary 3,226.52 Euro and Poland 7,133.40 Euro

(10) Special item including reserves - EUR 141,711.75
-----------------------------------------------------
Breakdown and development:

                           as of        addition      as of
                         12/31/2001    (release)    12/31/2002
                             EUR          EUR           EUR

Investment grants        134,135.71    32,722.68
                                      (25,146.64)   141,711.75
                         ==========    =========    ==========
These are subsidies of the Sachsische Aufbaubank (GA-Fordermittel) only for BAW.

(11) Passive deferred taxes - EUR 59,755.05
-------------------------------------------
Development:                                            EUR
   As of 12/31/2001                                  61,355.05
   minus
     Transfer from one account
     to another in tax reserves               ./.     1,600.--
                                                     ---------
                                                     59,755.05
                                                     =========
The deferred taxation of EUR 59,755.05 is equivalent to 40 % of the tax-free reserve, pursuant to ss. 7g EstG (Income Tax Law, of BAW GmbH. The formation of this item was made in HB II.

(12) Reserves for potential taxes - EUR 91,338.63
-------------------------------------------------
Breakdown and development:

                              as of       additions      as of
                            12/31/2001  (consumption)  12/31/2002
                                          (release)*
                                EUR          EUR           EUR
Trade income tax
   2000                      26,007.88   (26,004.31)
                                              (3.57)*        -.-
   2001                      44,936.42         -.-      44,936.42
   2002                           -.-     19,032.--     19,032.--
corporate income tax
   2000                      47,721.43   (47,721.43)         -.-
   2001                      42,438.25   (38,612.76)     3,825.49
   2002                           -.-     21,569.92     21,569.92
Re-unification charge
   2000                       2,624.64    (2,624.64)         -.-
   2001                       2,912.07    (2,123.70)       788.37
   2002                           -.-      1,186.43      1,186.43
                            ----------   ----------     ---------
                            166,640.69    41,788.35
                                        (117,086.84)
                                              (3.57)*   91,338.63
                            ==========   ==========     =========

For the group accounts as of 12/31/2002 the respective national tax rates were used. The tax reserve applies only to BAW GmbH.

 (13) Other reserves - EUR 46,290.67
-----------------------------------

The other reserves include expenses for guaranties/warranties, drawing up and auditing of the annual statement of accounts, fees to IHK and trade associations as well as backlog of vacation. These reserves cover all decernable risks and obligations.

(14) Liabilities - EUR 772,501.90
---------------------------------
                      Total      Breakdown according to periods
                      amount   up to 1 y.   1 to 5 y.  5 y.+ more
                       EUR         EUR         EUR         EUR


to credit inst.    433,226.54   90,869.73  210,655.88  131,700.93

advance payments
received             9,480.79    9,480.79        -.-         -.-

from purchases
and deliveries      21,412.25   21,412.25        -.-         -.-

to shareholders    294,196.87  222,942.65   71,254.22        -.-

Other*              14,185.45   14,185.45        -.-         -.-
                   ----------  ----------  ----------  ----------
Total amount       772,501.90  358,890.87  281,910.10  131,700.93
                   ==========  ==========  ==========  ==========


* of this from taxes DM 5.302,79
  of this within the framework
  of social security DM 3.101,85

NOTE 4 - BREAKDOWN AND EXPLANATION OF THE INCOME STATEMENT ITEMS
-------------------------------------------------------------

(1) Sales proceeds - 3,893,954.40
---------------------------------

Breakdown:
               BAW Budissa Agro-    "AG BAG     AG-BAG
               Dienstleistungen     Polska"     HUNGARIA
               und Warenhandels     Sp.zo.o.    KFT              Group
               GmbH in EUR            EUR          EUR            EUR

                 2,101,606.85   1,308,323.29   484,024.26   3,893,954.40
                 ============   ============   ==========   ============

(2) Other operating results - EUR 100,799.62
--------------------------------------------

Breakdown:
                   BAW Budissa Agro-  "AG BAG    AG-BAG
                   dienstleistungen   Polska"    HUNGARIA
                   und Warenhandels   Sp.zo.o.   KFT             Group
                   GmbH in EUR          EUR         EUR           EUR

                        80,973.88    16,106.47    3,719.27    100,799.62
                        =========    =========    ========    ==========

(3) Expenses for raw materials and supplies - EUR 2,262,513.94
--------------------------------------------------------------

Breakdown:

                   BAW Budissa Agro-  "AG BAG     AG-BAG
                   dienstleistungen   Polska"     HUNGARIA
                   und Warenhandels   Sp.zo.o.    KFT              Group
                   GmbH in EUR          EUR          EUR            EUR

                     1,672,221.84   419,924.56   170,367.54   2,262,513.94
                     ============   ==========   ==========   ============

(4) Expenses for services received - EUR 465,212.35
---------------------------------------------------

Breakdown:

                   BAW Budissa Agro-  "AG BAG     AG-BAG
                   dienstleistungen   Polska"     HUNGARIA
                   und Warenhandels   Sp.zo.o.    KFT              Group
                   GmbH in EUR          EUR          EUR            EUR

                       293,862.80   154,397.99    16,951.56     465,212.35
                       ==========   ==========    =========     ==========

(5) Personnel costs - EUR 196,697.68
------------------------------------

Breakdown:                               EUR         p.y.TEUR
  a) Wages + salaries
     BAW Budissa Agrodienstleistungen
     und Warenhandels GmbH            82,717.52          76.7
     "AG BAG Polska" Sp.zo.o.         55,972.92          49.1
     AG-BAG HUNGARIA KFT              21,867.74          13.1
                                     ----------         -----
     Subtotal
     Wages and salaries              160,558.18         138.9
                                     ----------         -----
  b) Social contributions
     BAW Budissa Agrodienstleistungen
     und Warenhandels GmbH            17,949.95          17.0
     "AG BAG Polska" Sp.zo.o.         10,854.55           9.4
     AG-BAG HUNGARIA KFT               7,335.--           4.6
                                      ---------          ----
     Subtotal
         Social contributions         36,139.50          31.0
                                      ---------          ----
     Total personnel costs           196,697.68         169.9
                                     ==========         =====

(6) Depreciation on tangible assets - EUR 144,758.89
----------------------------------------------------

Breakdown:                               EUR         p.y.TEUR
  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH              111,539.57         122.9
  "AG BAG Polska" Sp.zo.o.            18,210.65          14.2
  AG-BAG HUNGARIA KFT                 15,008.67          14.4
                                     ----------         -----
                                     144,758.89         151.5
                                     ==========         =====

An exact specification is prepared in Exhibit 1, List of fixed assets.

(7) Other operating expenses - EUR 381,450.74
---------------------------------------------

Breakdown:
                   BAW Budissa Agro-  "AG BAG    AG-BAG
                   dienstleistungen   Polska"    HUNGARIA
                   und Warenhandels   sp.zo.o.   KFT            Group
                   GmbH in EUR          EUR         EUR          EUR

                       191,262.10   158,573.48   31,615.16   381,450.74
                       ==========   ==========   =========   ==========

(8) Other interest and similar income - EUR 8,368.51
----------------------------------------------------

Breakdown:                               EUR         p.y.TEUR
  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                2,800.57           4.1
  "AG BAG Polska" Sp.zo.o.             4,035.20           1.4
  AG-BAG HUNGARIA KFT                  1,532.74           0.5
                                       --------           ---
                                       8,368.51           6.0
                                       ========           ===

This includes income from interest from fixed-time deposits, running accounts and other interest.

(9) Interest and similar expenses - EUR 35,414.79
-------------------------------------------------

Breakdown:                               EUR          p.y.TEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH               28,128.52          30.4
  "AG BAG Polska" Sp.zo.o.             3,842.91           4.7
  AG-BAG HUNGARIA KFT                  3,443.36           4.4
                                      ---------          ----
                                      35,414.79          39.5
                                      =========          ====

(10) Taxes from income and proceeds - EUR 172,044.25
----------------------------------------------------

Breakdown:                               EUR         p.y.TEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH              130,467.70         101.8
  "AG BAG Polska" Sp.zo.o.            29,349.23          57.1
  AG-BAG HUNGARIA KFT                  6,817.90           0.1
                                     ----------         -----
  Subtotal national taxes            166,634.83         159.0
  minus
    Retirement of deferred taxes
    "AG BAG Polska" Sp.zo.o.
    in HB II                               -.-      ./.  26.4
    Retirement of deferred taxes
    BAW-GmbH because of release of
    Saving reserve (previous year
    Because of tax reduction)
    in HB II                     ./.   1,600.--     ./.  13.7
  plus
    Release of active
    deferred taxes               +     7,009.42     ./.  11.2
                                     ----------         -----
                                     172,044.25         107.7
                                     ==========         =====

(11) Other taxes - EUR 3,143.80
-------------------------------

Breakdown:                               EUR         p.y.TEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                1,598.53           1.0
  "AG BAG Polska" Sp.zo.o.             1,523.65           1.0
  AG-BAG HUNGARIA KFT                     21.62           0.0
                                       --------           ---
                                       3,143.80           2.0
                                       ========           ===

This includes property and motor vehicle tax.

RECONCILIATION OF GERMAN GAAP TO U.S. GAAP
------------------------------------------

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

                                                                            EUR                TEUR               TEUR
BALANCE SHEET RECONCILIATION TO US GAAP                                    2002                2001               2000
---------------------------------------                                    ----                ----               ----
Total liabilities (non US GAAP)                                              1,117,600           1,288.6               630.7
Special item including reserves                                              (141,712)           (134.1)              (51.5)
Tax reserve                                                                     56,685              53.7                25.7
                                                                     ------------------    --------------   -----------------
Adjusted total liabilities (for US GAAP)                                     1,032,573           1,208.2               604.9
                                                                     ------------------    --------------   -----------------

Total equity (non US GAAP)                                                     896,338             633.8               299.6
Equity affect of prior year's reconcilation                                     80,500              25.8                46.9
Current year reversal of special item depreciation/income                     (25,147)              82.6              (42.2)
Current year taxes on increased/decreased net income                            10,059            (27.9)                21.1
                                                                     ------------------    --------------   -----------------
Adjusted equity capital (for US GAAP)                                          961,750             714.3               325.4
                                                                     ------------------    --------------   -----------------

PROFIT AND LOSS ACCOUNT RECONCILIATION TO US GAAP
Result of regular operations (non US GAAP)                                     477,908             427.7               289.5
(Reduction)/increase in other business proceeds                               (25,147)                 -                   -
(Reduction)/increase in other operating expenses                                     -            (82.6)                42.2
                                                                     ------------------    --------------   -----------------

Adjusted result of regular operations (for US GAAP)                            452,761             510.3               247.3
                                                                     ------------------    --------------   -----------------

Taxes from income and revenue (non US GAAP)                                  (172,044)           (107.7)             (149.9)
(Additional)/reduction in taxes from income and revenue                         10,059            (27.9)                21.1
                                                                     ------------------    --------------   -----------------
Taxes from income and revenue (for US GAAP)                                  (161,985)           (135.6)             (128.8)
                                                                     ------------------    --------------   -----------------

Year's profit (non US GAAP)                                                    302,720             318.0               139.2
(Reduction)/increase in other business proceeds                               (25,147)                 -                   -
(Reduction)/increase in other operating expenses                                     -            (82.6)                42.2
(Additional)/reduction in taxes from income and revenue                         10,059            (27.9)                21.1
                                                                     ------------------    --------------   -----------------
Year's profit (for US GAAP)                                                    287,632             372.7               202.5
                                                                     ------------------    --------------   -----------------

Year's profit including to other shareholders (non US GAAP)                     15,486              33.7                11.5
(Reduction)/increase in other business proceeds                                (1,283)                 -                   -
(Reduction)/increase in other operating expenses                                     -             (8.8)                 3.4
(Additional)/reduction in taxes from income and revenue                            513             (3.0)                 1.7
                                                                     ------------------    --------------   -----------------
Year's profit including to other shareholders (for US GAAP)                     14,716              39.5                16.6
                                                                     ------------------    --------------   -----------------

Year's profit without other shareholders (non US GAAP)                         287,234             284.3               127.7
(Reduction)/increase in other business proceeds                               (23,864)                 -                   -
(Reduction)/increase in other operating expenses                                     -            (73.8)                38.8
(Additional)/reduction in taxes from income and revenue                          9,546            (24.9)                19.4
                                                                     ------------------    --------------   -----------------
Year's profit without other shareholders (for US GAAP)                         272,916             333.2               185.9
                                                                     ------------------    --------------   -----------------

                                    BAW GROUP

                                    EXHIBIT 1
                     GROUP ACCOUNTS AS OF DECEMBER 31, 2002
                              LIST OF FIXED ASSETS


------------------------------------------------------------------------------------------------------------------------------------
                        HISTORICAL ADDITIONS     HISTORICAL ACCUMULATED  DEPRECIATION ACCUMULATED  CONVERSION  NET BOOK   NET BOOK
                        COST       RETIREMENTS   COST       DEPRECIATION 2002         DEPRECIATION DIFFERENCES VALUE      VALUE
                        12/31/2001               12/31/2002 12/31/2001                12/31/2002               12/31/2002 12/31/2001
                        EUR        EUR           EUR        EUR          EUR          EUR          EUR         EUR        EUR
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------
Real estate, leasehold
rights and buildings
incl. buildings on
real estate             519,823.86  107,049.10
of another                                       626,872.96    25,538.06    30,993.61    56,531.67        0.00 570,341.29 494,285.80
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------

Technical equipment and
machinery               645,931.76   28,868.56
                                                 674,800.32   367,342.14   104,101.93   471,444.07    5,864.93 209,221.18 288,372.41
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------

Tools, furniture and                  7,897.65
fittings                 36,950.44                44,848.09    16,307.49     7,773.24    24,080.73    1,020.40  21,787.76  21,358.76
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------

Low-value
assets                   18,005.91    1,844.81    19,850.72    18,005.91     1,890.11    19,896.02       45.30       0.00       0.00
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------
Advance payments made
Plants under construction     0.00        0.00         0.00         0.00         0.00         0.00        0.00       0.00       0.00
----------------------- ---------- ----------- ------------ ------------ ------------ ------------ ----------- ---------- ----------
                                    145,660.12
TOTAL FIXED ASSETS    1,220,711.97        0.00 1,366,372.09   427,193.60   144,758.89   571,952.49    6,930.63 801,350.23 804,016.97
------------------------------------------------------------------------------------------------------------------------------------

                                    BAW GROUP
                                    EXHIBIT 2
                               EURO EXCHANGE RATE



                             High      Low
             Rate at        During    During      Average
            December 31,     Year      Year        Rate
            ------------    ------    ------      ------
2002          1.0481        1.0497    0.8560      0.9459
2001          0.8858        0.9597    0.8344      0.9138
2000          0.9416        1.0419    0.8226      0.9728
1999          1.0040        1.1960    0.9986      1.0667
1998          1.1669        1.2324    1.0532      1.1135