Form 10-Q
period 2003-03-31
AG BAG INTERNATIONAL LTD
filed 2003-05-05
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended:          March 31, 2003


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                    YES  [   ]      NO [ X ]


     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of April 23, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                                   March 31         December 31
                                                 (Unaudited)
                                               2003        2002         2002
                                           ----------   ----------   ----------

Current assets:
 Cash and cash equivalents                $       774  $     1,988  $    67,526
 Accounts receivable                        3,271,349    4,307,960    1,158,927
 Inventories                                5,276,021    7,138,711    6,051,720
 Other current assets                         389,338      271,912      198,877
 Deferred income tax                          374,000      268,000      388,000
 Income taxes recoverable                        -         148,465         -
                                           ----------   ----------   ----------


    Total current assets                    9,311,482   12,137,036    7,865,050

 Deferred income tax                          691,000      210,000      625,000
 Intangible assets, less
  accumulated amortization                      9,666       17,047       11,511
 Property, plant and equipment
  less accumulated depreciation             3,781,674    4,131,814    3,958,473
 BAW Joint-venture                            409,438      272,938      397,938
 Other assets                                 458,917      446,275      490,628
                                            ---------   ----------   ----------

Total assets                              $14,662,177  $17,215,110  $13,348,600
                                           ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31         December 31
                                                 (Unaudited)
                                               2003        2002         2002
                                           ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                    $   941,145  $ 2,629,754  $   384,725
 Current portion of long term
  debt and capital lease
  obligations                                 315,386      402,478      351,974
 Accounts payable                           1,593,120    1,917,366      903,309
 Accrued expenses and other
  current liabilities                       1,375,476      973,543    1,135,608
 Income tax payable                             2,210         -           2,210
                                           -----------  -----------  -----------

   Total current liabilities                4,227,337    5,923,141    2,777,826

 Long-term debt and capital
  lease obligation, less
  current portion                           1,387,281    1,723,403    1,459,138
                                            ---------    ----------   ----------
   Total liabilities                        5,614,618    7,646,544    4,236,964
                                            ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                   696,000      696,000      696,000
 Common stock, $.01 par value                 120,619      120,619      120,619
 Additional paid-in capital                 9,210,211    9,210,211    9,210,211
 Treasury stock                              ( 31,500)     (31,500)    ( 31,500)
 Accumulated deficit                         (947,771)    (426,764)    (883,694)
                                            ---------    ---------   ----------
   Total shareholders' equity               9,047,559    9,568,566    9,111,636
                                            ---------    ---------   ----------
Total liabilities and
 shareholders' equity                     $14,662,177  $17,215,110  $13,348,600
                                           ==========   ==========   ==========







          See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                           Preferred Stock        Common Stock       Treasury Stock       Paid-In    Accumulated
                           Shares    Amount     Shares     Amount   Shares     Amount     Capital      Deficit      Total
                           ------    ------     ------     ------   ------     ------     -------      --------  -----------
Balance December 31, 2002 174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211    $(883,694)  $9,111,636

Preferred stock dividends                                                                              (14,790)      (14,790)
Net loss                                                                                               (49,287)     ( 49,287)
                          -------   -------  ----------   -------   --------   -------   ---------    ---------  -----------
Balance March 31, 2003    174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211    $(947,771)  $9,047,559
                          =======   =======  ==========   =======   ========   =======   =========    =========  ===========


































          See Notes to Condensed Financial Information

                        AG-BAG INTERNATIONAL LIMITED
                      CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months
                                                           Ended March 31
                                                            (Unaudited)
                                                       ----------------------
                                                         2003         2002

Net sales                                            $ 7,165,585  $ 4,807,485
Cost of sales                                          5,658,640    3,761,615
                                                       ---------    ---------
Gross profit from operations                           1,506,945    1,045,870

Selling expenses                                         976,979      803,128
Administrative expenses                                  656,641      631,150
Research and development expenses                         23,068       22,935
                                                       ---------    ---------
Loss from operations                                    (149,743)    (411,343)

Other income (expense):
  Interest income                                           -           9,216
  Interest expense                                      ( 47,500)    ( 66,134)
  Miscellaneous                                           95,956       65,368
                                                       ---------    ---------
Loss before provision for
 income taxes                                           (101,287)    (402,893)

Benefit for income taxes                                  52,000      151,465
                                                       ---------    ---------

Net loss and comprehensive loss                      $  ( 49,287) $  (251,428)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $      (.01) $      (.02)
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   11,956,991
                                                      ==========   ==========
















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended March 31
                                                             (Unaudited)
                                                             -----------
                                                          2003         2002
                                                          ----         ----
Cash flows from operating activities:
 Net loss                                             $ ( 49,287) $  (251,428)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                         202,121      197,368
   Inventory obsolescence reserves                          -        (100,000)
   Deferred income taxes                                 (52,000)      (3,000)
 Changes in assets and liabilities:
    Accounts receivable                               (2,112,422)  (1,874,118)
    Inventories                                          775,699     (342,817)
    Other current assets                                (190,461)    ( 46,368)
    Accounts payable                                     689,811    1,244,803
    Accrued expenses and other current
     liabilities                                         239,868       (2,759)
            Other assets                                  20,211       35,429
    Income taxes recoverable                                 -       (148,465)
                                                       ----------  -----------
Net cash used in operating
    activities                                        (  476,460)  (1,291,355)
                                                      -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                 ( 23,477)    ( 99,484)
                                                        ---------    ---------
Net cash used in investing activities                   ( 23,477)    ( 99,484)
                                                        ---------    ---------

Cash flows from financing activities:
   Net proceeds from (payments on) line
     of credit                                           556,420    1,341,899
   Principal payments on debt                           (108,445)    ( 98,808)
   Payment of preferred dividends                        (14,790)     (14,790)
                                                       ---------    ---------
Net cash provided by financing
   activities                                            433,185    1,228,301
                                                       ---------    ----------

Net increase/(decrease) in cash                         ( 66,752)    (162,538)

Cash and cash equivalents at beginning
 of period                                                67,526      164,526
                                                       ---------      -------

Cash and cash equivalents at end of period            $      774  $     1,988
                                                       =========   ==========




                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


Inventories
-----------

Inventories consist of the following:

                                       March 31          December 31
                                     (Unaudited)
                                  2003         2002         2002
                               ----------   ----------   ----------
         Finished goods        $4,329,800   $5,729,478   $4,830,332
         Work in process       $  663,119   $1 350,410   $1,116,606
         Raw materials         $  283,102   $   58,823   $  104,782
                               ----------   ----------   ----------
                       Total   $5,276,021   $7,138,711   $6,051,720
                               ==========   ==========   ==========


Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealer's place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments. The three-month results may not be indicative of the estimated results for a full fiscal year.

BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:


                                               (Dollars in 000's)
                                             Quarter Ended March 31
                                                  (Unaudited)
                                        -------------------------------
                                          2003                    2002
                                          ----                    ----

Net sales                                $ 225                   $ 102
Cost of goods sold                        (161)                   (139)
                                        -------------------------------
Gross profit                                64                     (37)
Selling & administrative expenses          (87)                    (54)
Other income (expense)                      (1)                     32
Income tax benefit                           9                      24
                                        -------------------------------
Net (loss)*                              $ (15)                  $ (35)
                                        ===============================

*  Attributed to other shareholders       $ (1)                   $ (4)

The condensed income statements have been translated from the Euro to the U.S. dollar at average exchange rates in effect for the periods ended March 31, 2003 and 2002. The average exchange rates used at March 31, 2003 and 2002 were $1.06 and $.88 respectively.


Income Taxes
------------

Income taxes are lower than the expected statutory rates due to the Company's recognition of the tax benefits of the research and development tax credit and the non-taxability of income from the Company's investment in its BAW Joint Venture and the extraterritorial income exclusion.

Warranty
--------

At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the quarters ended was as follows:

                                                   March 31,        March 31,
                                                      2003             2002
                                                   ---------        ---------
Balance, beginning of the year
                                                   $177,384         $124,482
Charged to expense                                   19,373           33,492
Warranty costs incurred during the quarter          (24,815)         (52,245)
                                                   ---------        ---------
Balance, end of quarter                            $171,942         $105,729
                                                   =========        =========



Stock option plan
-----------------

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

The Company has computed the value of all options granted during the quarters ended March 31, 2003 and 2002 using the Black-Scholes pricing model as prescribed under SFAS 123. The pro-forma effect on net loss of options granted is as follows:

                                                        March 31,    March 31,
                                                          2003         2002
                                                        ---------   ----------

              Net income (loss):
                  As reported                           $(49,287)   $(251,428)
                  Pro forma                             $(50,691)   $(253,751)

              Net income (loss) per share:
                  As reported                               (.01)        (.02)
                  Pro forma                                 (.01)        (.02)


Recently Issued Accounting Standards
------------------------------------

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

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

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission ("SEC"). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2003, compared to the results of operations for the three-month period ended March 31, 2002, and to changes in the Company's financial condition from December 31, 2002 to March 31, 2003.

Critical Accounting Policies
----------------------------

         The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 15 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2002. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for warranty reserves and accounting for income taxes.

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

         The $169,886 estimate of allowance for doubtful accounts is comprised of a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

         The $171,942 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The

Company reviews its historical warranty expense and current sales trends in specific products covered under warranty, and reserves are updated as trends in these variables change.

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

Forward-Looking Statements
--------------------------

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2002.

         Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; optimism in increased milk prices within the U.S. farm economy for the remainder of 2003; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the level of acceptance of the Company's new Pre-Season order program for 2003; the availability of trade credit and working capital; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company.

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


Results of Operations
---------------------

         The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This may require the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In September 2002, the Company took steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealer's place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments.

         Approximately 95% of the Company's business is concentrated in the Northern Hemisphere, historically resulting in between 65-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

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

         As a result of the introduction in October 2002 of the Company's new Pre-Season order program, these historical revenue percentages may not be indicative of future revenue percentage by quarter.

         Sales for the quarter ended March 31, 2003 increased 49.05% to $7,165,585 compared to $4,807,485 for the quarter ended March 31, 2002. Sales were up for the quarter as a result of the Company shipping orders from its 2003 Pre-Season ordering program, from orders placed in September of 2002 by the Company's dealers. With the introduction of this Pre-Season program last September, the Company took steps to eliminate some of its seasonality and to be able to plan its production mix in advance. This allowed the Company to begin leveling out production and to increase flexibility in customer shipments.

         During the first quarter of 2003, milk prices continued at record low levels, but optimism is beginning to show in the U.S. farm economy that milk prices may begin moving upward during the remainder of 2003 as a result of decreasing cow numbers and milk production per cow. Farmers continue to be cautious, despite continued low interest rates, on increasing their capital expenditures until there is upward movement in milk prices. During the quarter, strong competition in the silage bag market continued, as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

         Machine sale revenue for the quarter rose 35.55% and bag sale revenue rose 57.97% compared to the same period of 2002. Machine sale revenue for the quarter rose as a result of several large bagging machine sales, coupled with sales of the Company's small-core bagging machine and new "Personal Bagger" introduced late in 2002, during the 1st quarter compared to 2002 resulting from orders received in the Company's Pre-Season order program. As a percentage of total revenue for the 1st quarter of 2003, machine revenue decreased approximately 5% (due to machine size mix sold) and bag revenue increased approximately 2% compared to the 1st quarter of 2002. The following table identifies revenue from each product line that accounted for more that 15% of total revenue for the quarter as compared to the same quarter in the prior year:

         Product                           2002          2003
         -------                           ----          ----
         Bags                              29%           31%
         Machines                          61%           56%
         Other                             10%           13%
                                           ---           ---
         Net Sales                         100%          100%

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

         The Company sold one composting system in addition to compost bag sales during the quarter ended March 31, 2003, generating approximately $150,000 in revenue, compared to the quarter ended March 31, 2002 in which three systems were sold, in addition to compost bags, generating approximately $250,000 in revenue. Compost sales are down for 2003 as a result of current economic conditions and tight budgetary constraints of the Company's potential end users.

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 33-38% of total sales. The gross margin realized on the Company's direct sales are typically within 1-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. Beginning in 2002, the Company began focusing its marketing efforts more on dealer development and expanding its dealer network rather than a focus towards direct selling. As a result of this shift, the Company anticipates its sales mix to begin to favor more dealer sales in the future.

         Gross profit as a percentage of sales decreased 3.33% for the quarter ended March 31, 2003 compared to the same period in 2002. The decrease for the quarter was the result of 1) lower margins on the Company's used equipment sold during the quarter, and, 2) lower margins on bags in certain highly competitive, high volume geographic areas. The decrease was partially offset by improved margins on the Company's "core" smaller bagging machines from production improvements made during 2002. Also contributing to the decline for the quarter was the mix of machine models sold during the quarter, which saw a 30% increase in unit sales of the Company's larger-sized bagging machines. Larger-sized bagging machines generate a lower overall margin for the Company than its "core" small sized bagging machine.

         Selling expenses for the quarter ended March 31, 2003 increased 21.65% to $976,979 compared to $803,128 for the quarter ended March 31, 2002. The increase for the quarter was the result of increased commissions from higher sales volumes, and dealer incentive costs, partially offset by lower advertising, personnel, benefit, and travel costs associated with sales personnel reductions made in late 2002 in connection with the shift more towards selling through the Company's dealer network.

         Administrative expenses for the quarter ended March 31, 2003 increased 4.04% to $656,641 compared to $631,150 for the quarter ended March 31, 2002. The increase for the quarter was the result of higher professional fees, and increases in administrative salary, general office, and insurance expense, partially offset by lower bad debt, and employee benefit expenses.

         Research and development expenses for the quarter ended March 31, 2003 were flat at $23,068 compared to $22,935 for the quarter ended March 31, 2002. Research for the quarter focused on continued development and testing of the newer design of the Company's larger-sized silage bagging machine, in addition to continuing ongoing research regarding new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the quarter ended March 31, 2003 decreased 28.18% to $47,500 compared to $66,134 for the quarter ended March 31, 2002. The decrease for the quarter was the result of the Company utilizing a smaller portion of its credit facility as a result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. The Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases.

         Miscellaneous income for the quarter ended March 31, 2003 increased 46.79% to $95,956 compared to $65,368 for the quarter ended March 31, 2002. The increase was the result of 1) an increase in cash surrender value income for the quarter, 2) an increase in general miscellaneous income from foregone dealer deposits, and 3) a decrease in loss from the Company's German Joint Venture.

         The Company's effective income tax rate for the quarter ended March 31, 2003 was (51.34%) compared to (37.59%) for the quarter ended March 31, 2002. This was due to 1) the fact the Company incurred a net loss for the quarter, 2) the recognition of research and development credits associated with the Company's activities, 3) the fact the Company's income from its German Joint Venture is not taxable in the United States, and 4) the extraterritorial income exclusion provisions of the current United States tax code.

         Net loss for the quarter ended March 31, 2003 was $49,287 compared to $251,428 for the quarter ended March 31, 2002. The improvement for the quarter was the result of higher sales, lower interest costs and higher miscellaneous income, partially offset by increased selling, and administrative expense. Even though the Company has a loss in the first quarter of 2003, management projects the Company will be profitable for the year and accordingly has recognized a $52,000 tax benefit relating to the first quarter loss. For the first quarter of 2002 a tax benefit of $151,465 was recognized.


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

         Accounts receivable decreased 24.06% at March 31, 2003 to $3,271,349 compared to $4,307,960 at March 31, 2002. The decrease for the quarter was the result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company's third-party financing sources generally provide funding to the Company within 10 days of invoice processing.

         Inventory decreased 26.09% at March 31, 2003 to $5,276,021 compared to $7,138,711 at March 31, 2002. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements. Contributing to these efforts was the implementation of the Company's new Pre-Season ordering program introduced in September 2002.

         Other current assets increased 43.18% at March 31, 2003 to $389,338 compared to $271,912 at March 31, 2002. The increase was the result of an increase in show deposits and prepaid insurance expense.

         Intangible assets at March 31, 2003 decreased to $9,666 compared to $17,047 at March 31, 2002. The decrease was the result of normal amortization expense.

         Other assets increased 2.84% at March 31, 2003 to $458,917 compared to $446,275 at March 31, 2002. The increase for the quarter was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

         The Company has an operating line of credit with a limit of $2,500,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1 1/4%. As of March 31, 2003, $941,145 had been drawn under the credit line. The line of credit is subject to certain net worth and EBITDA covenants, and an annual capital expenditure limit. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through the remainder of 2003. The Company's line of credit is subject to annual renewal at June 1.

         On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($552,195 US) as security for an additional cash credit facility of the Company's German Joint Venture. There was -0-Euro outstanding under this additional cash credit facility at March 31, 2003.

         Accounts payable decreased 16.91% at March 31, 2003 to $1,593,120 compared to $1,917,366 at March 31, 2002. The decrease for the quarter was the result of the Company beginning to level out its production process and related manufacturing payables, resulting from the Company's new Pre-Season order program offered to its dealers, which was slightly offset by some extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities increased 41.29% at March 31, 2003 to $1,375,476 compared to $973,543 at March 31, 2002. The increase in other current liabilities for the quarter was the result of increased dealer incentives and volume rebate expense resulting from the Company's new Pre-Season order program coupled with higher general accruals resulting from higher sales for the quarter, which were offset by lower payroll and benefit costs from sales staff reductions made late in 2002.

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

         The following table outlines the Company's future contractual obligations by type:

                                           Payments due by period
                         ------------------------------------------------------
Contractual                          Less than                        More than
Obligations                  Total     1 year   1-3 years  3-5 years   5 years
                         ----------  ---------  ---------  ---------  ---------

Long-term debt           $1,678,270  $290,989   $420,099   $148,848   $818,334
Capital lease obligation    $24,397   $24,397         $0         $0         $0
Operating leases           $273,047   $13,698    $40,181    $43,834   $175,334
Purchase obligations             $0        $0         $0         $0         $0
                         ----------  ---------  ---------  ---------  ---------
Total                    $1,975,714  $329,084   $460,280   $192,682   $993,668
                         ----------  ---------  ---------  ---------  ---------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1 1/4%.


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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is one of three defendants named in a purported breach of contract and product warranty lawsuit, Kevin Sustrik v. Alberta Ag-Bag Ltd., Ag-Bag International Ltd., and Jim Rakai, filed June 7, 2000. The plaintiff alleged breach of contract and breach of product warranty relating to a bagging machine purchased by the plaintiff and sought monetary damages. The Company settled with the plaintiff May 1, 2002; which settlement was accepted by the Court of Queen's Bench of Alberta, Canada, on March 27, 2003.

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

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: May 2, 2003              By: /s/ Michael R. Wallis
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                    Vice President of Finance

                               (duly authorized and principal
                                financial officer)

                                 CERTIFICATIONS

I, Michael J. Schoville, certify that:

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

Date: May 2, 2003

/s/Michael J. Schoville
-----------------------
Chief Executive Officer

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

Date: May 2, 2003

/s/Michael R. Wallis
--------------------
Chief Financial Officer, Treasurer
and Vice President of Finance