Form 10-Q
period 2003-06-30
AG BAG INTERNATIONAL LTD
filed 2003-08-14
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended:          June 30, 2003


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


     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of July 29, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    AG-BAG INTERNATIONAL LIMITED
                      CONDENSED BALANCE SHEETS



                              ASSETS

                                       June 30          December 31
                                                       (Unaudited)
                                   2003        2002         2002
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $   275,956  $   106,393  $    67,526
 Accounts receivable            2,395,522    6,084,715    1,158,927
 Inventories                    7,223,000    7,994,519    6,051,720
 Other current assets             325,775      285,755      198,877
 Deferred income tax              392,000      305,000      388,000
                               ----------   ----------   ----------


    Total current assets       10,612,253   14,776,382    7,865,050

 Deferred income tax              717,000      161,000      625,000
 Intangible assets, less
  accumulated amortization         20,019       15,202       11,511
 Property, plant and equipment
  less accumulated depreciation 3,585,951    4,327,335    3,958,473
 BAW Joint-venture                266,520      305,438      397,938
 Other assets                     476,417      458,513      490,628
                                ---------   ----------   ----------

Total assets                  $15,678,160  $20,043,870  $13,348,600
                               ==========   ==========   ==========



                           (Continued)

                    AG-BAG INTERNATIONAL LIMITED
                     CONDENSED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                       June 30          December 31
                                     (Unaudited)
                                  2003         2002         2002
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 1,871,328  $ 4,187,082  $   384,725
 Current portion of long term
  debt and capital lease
  obligations                     201,810      390,812      351,974
 Accounts payable               2,129,440    2,530,549      903,309
 Accrued expenses and other
  current liabilities           1,318,430    1,081,200    1,135,608
 Income tax payable                 2,210      126,535        2,210
                               -----------  -----------  -----------

   Total current liabilities    5,523,218    8,316,178    2,777,826

 Long-term debt and capital
  lease obligation, less
  current portion               1,156,659    1,631,906    1,459,138
                                ---------    ----------   ----------
   Total liabilities            6,679,877    9,948,084    4,236,964
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Treasury stock                  ( 31,500)     (31,500)    ( 31,500)
 Retained earnings (deficit)     (997,047)     100,456     (883,694)
                                ---------    ---------   ----------
   Total shareholders' equity   8,998,283   10,095,786    9,111,636
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $15,678,160  $20,043,870  $13,348,600
                               ==========   ==========   ==========







          See Notes to Condensed Financial Information

                                         AG-BAG INTERNATIONAL LIMITED
                                    CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                                    (Unaudited)



                            Preferred Stock        Common Stock       Treasury Stock       Paid-In   Accumulated
                            Shares    Amount     Shares     Amount   Shares     Amount     Capital     Deficit       Total
                            ------    ------     ------     ------   ------     ------     -------     --------   -----------
Balance December 31, 2002  174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211   $(883,694)  $9,111,636

Preferred stock dividends                                                                               (14,790)     (14,790)
Net loss                                                                                                (49,287)    ( 49,287)
                           -------   -------  ----------   -------   --------   -------    ---------   --------   -----------
Balance March 31, 2003     174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211   $(947,771)  $9,047,559

Preferred stock dividends                                                                               (14,790)     (14,790)
Net loss                                                                                                (34,486)     (34,486)
                           -------   -------  ----------   -------   --------   -------    ---------   --------   -----------
Balance June 30, 2003      174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211   $(997,047)  $8,998,283
                           =======   =======  ==========   =======   ========   =======   ==========   ========   ===========







































                  See Notes to Condensed Financial Information

                       AG-BAG INTERNATIONAL LIMITED
                      CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                          Ended June 30
                                                           (Unaudited)
                                                      ----------------------
                                                         2003         2002

Net sales                                            $ 5,959,541  $ 9,929,227
Cost of sales                                          4,737,946    7,355,322
                                                       ---------    ---------
Gross profit from operations                           1,221,595    2,573,905

Selling expenses                                         854,263      983,153
Administrative expenses                                  773,627      767,335
Gain on sale of assets                                  (172,919)        (500)
Research and development expenses                         67,051       43,672
                                                       ---------    ---------
Income (loss) from operations                           (300,427)     780,245

Other income (expense):
  Interest income                                           -          16,778
  Interest expense                                      ( 63,953)    ( 91,194)
  Miscellaneous                                          285,894      123,181
                                                       ---------    ---------
Income (loss) before provision for
 income taxes                                            (78,486)     829,010

Provision (benefit) for income taxes                     (44,000)     287,000
                                                       ---------    ---------

Net income(loss) and comprehensive income(loss)      $   (34,486) $   542,010
                                                       =========    =========
Basic and diluted net income(loss)
 per common share                                    $       .00  $       .04
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   11,963,589
                                                      ==========   ==========
















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months
                                                           Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2003         2002
                                                         ----         ----

Net sales                                            $13,125,126  $14,736,712
Cost of sales                                         10,396,586   11,116,937
                                                       ---------    ---------
Gross profit from operations                           2,728,540    3,619,775

Selling expenses                                       1,831,242    1,786,281
Administrative expenses                                1,430,268    1,398,485
Gain on sale of assets                                  (172,919)        (500)
Research and development expenses                         90,118       66,607
                                                       ---------    ---------
Income (loss) from operations                           (450,169)     368,902

Other income (expense):
  Interest income                                           -          25,994
  Interest expense                                      (111,454)    (157,328)
  Miscellaneous                                          381,850      188,549
                                                       ---------    ---------
Income (loss) before provision for
 income taxes                                           (179,773)     426,117

Provision (benefit) for income taxes                     (96,000)     135,535
                                                       ---------    ---------

Net income(loss) and comprehensive income(loss)      $   (83,773) $   290,582
                                                       =========    =========
Basic and diluted net income(loss)
 per common share                                    $      (.01) $       .02
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   11,957,409
                                                      ==========   ==========

















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended June 30
                                                           (Unaudited)
                                                       ----------------------
                                                         2003         2002
                                                         ----         ----
Cash flows from operating activities:
 Net income (loss)                                   $   (83,773) $   290,582
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                         407,317      402,903
   Inventory obsolescence reserves                        60,000      (40,000)
   Deferred income taxes                                 (96,000)       9,000
  (Gain)/loss on disposition of equipment               (172,919)        (500)
 Changes in assets and liabilities:
    Accounts receivable                               (1,236,595)  (3,650,873)
    Inventories                                       (1,279,701)  (1,590,351)
    Other current assets                                (126,898)    ( 60,211)
    Accounts payable                                   1,226,131    1,857,986
    Accrued expenses and other current
     liabilities                                         182,822      104,898
    Other assets                                         (27,289)     (9,309)
    Income tax payable                                       -        126,535
                                                      ----------  -----------
Net cash used in operating
    activities                                        (1,146,905)  (2,559,340)
                                                     -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                 ( 38,313)    (166,969)
   Intangible assets                                    ( 12,532)        -
   Proceeds from disposition of equipment                401,800          500
                                                        ---------    ---------
Net cash provided (used) in
   investing activities                                  350,955     (166,469)
                                                       ---------    ---------

Cash flows from financing activities:
   Net proceeds from line of credit                    1,486,603    2,899,227
   Principal payments on debt                           (452,643)    (201,971)
   Payment of preferred dividends                        (29,580)     (29,580)
                                                       ---------    ---------
Net cash provided by financing
   activities                                          1,004,380    2,667,676
                                                       ---------    ----------

Net increase/(decrease) in cash                          208,430     ( 58,133)

Cash and cash equivalents at beginning
 of period                                                67,526      164,526
                                                       ---------    ---------

Cash and cash equivalents at end of period           $   275,956  $   106,393
                                                       =========   ==========




                  See Notes to Condensed Financial Information

                   AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


Inventories
-----------

Inventories consist of the following:

                                       June 30,           December 31,
                                     (Unaudited)
                                 2003           2002           2002
                              ----------     ----------     ----------
         Finished goods       $5,747,958     $6,561,272     $4,830,332
         Work in process      $1,279,196     $1,030,998     $1,116,606
         Raw materials        $  195,846     $  402,249     $  104,782
                              ----------     ----------     ----------
             Total            $7,223,000     $7,994,519     $6,051,720
                              ==========     ==========     ==========


Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). In September 2002, the Company took steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments. The six-month results may not be indicative of the estimated results for a full fiscal year.

BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:


                                                   (Dollars in 000's)
                                                Six Months Ended June 30
                                                      (Unaudited)
                                       ----------------------------------------
                                                2003                 2002
                                                ----                 ----

Net sales                                      $ 1,178              $   897
Cost of goods sold                              (1,029)                (748)
                                       ----------------------------------------
Gross profit                                       149                  149
Selling & administrative expenses                 (165)                (107)
Other income (expense)                              33                   68
Income tax expense                                  (6)                 (44)
                                       ----------------------------------------
Net income*                                    $    11              $    66
                                       ========================================

*  Attributed to other shareholders            $     1              $     7

The condensed income statements have been translated from the Euro to the U.S. dollar at average exchange rates in effect for the periods ended June 30, 2003 and 2002. The average exchange rates used at June 30, 2003 and 2002 were $1.10 and $.94 respectively.


Income Taxes
------------

Income taxes are lower than the expected statutory rates due to the Company's recognition of the tax benefits of the research and development tax credit, the non-taxability of income from the Company's investment in its BAW Joint Venture, and the extraterritorial income exclusion.

Warranty
--------

At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the periods ended was as follows:
                                              June 30,          June 30,
                                                2003              2002
                                            ----------------  ----------------
Balance, beginning of the year
                                              $177,384          $124,482
Charged to expense                              70,400            99,247
Warranty costs incurred during the period      (84,142)         (101,975)
                                            ----------------  ----------------
Balance, end of period                        $163,642          $121,754
                                            ================  ================



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

The Company has computed the value of all options granted during the six-month period ended June 30, 2003 and 2002 using the Black-Scholes pricing model as prescribed under SFAS 123. The pro-forma effect on net income of options granted is as follows:

                                                 June 30,         June 30,
                                                   2003             2002
                                              --------------   --------------

              Net income (loss):
                  As reported                  $(83,773)        $ 290,582
                  Pro forma                    $(90,053)        $ 285,937

              Net income (loss)per share:
                  As reported                    (.01)              .02
                  Pro forma                      (.01)              .02


Contingencies
-------------

  The Company is involved in litigation matters that are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the six-month period ended June 30, 2003.


Recently Issued Accounting Standards
------------------------------------

         In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of this statement relating to Statement 133 implementation issues, that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and therefore does not expect that the application provisions of this statement will have a material impact on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

         Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission ("SEC"). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended June 30, 2003, compared to the results of operations for the three-month period ended June 30, 2002, and to the results of operations for the six-month period ended June 30, 2003, compared to the results of operations for the six-month period ended June 30, 2002 and to changes in the Company's financial condition from December 31, 2002 to June 30, 2003.

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

      The $791,322 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage, and forecasted usage and inventory shelf life. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items included in finished goods, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

         The $160,571 estimate of allowance for doubtful accounts is comprised of a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

         The $163,642 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty, and reserves are updated as trends in these variables change.

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

         Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; optimism in increased milk prices within the U.S. farm economy for the remainder of 2003; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the level of acceptance of the Company's new Pre-Season order program for 2003; the availability of trade credit and working capital; the availability of third party financing sources; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company.

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; a sharp decline in U.S. milk prices; a reduction in availability of credit in the farming sector or the Company's third party financing sources; an increase in interest rates; adverse weather conditions; a sharp decline in the health of the farming sector of the U.S. economy; a sharp decline in government subsidies to the farming sector; disruption of the manufacturing process of our sole bag manufacturer; increases in the price of bags; and an adverse outcome in any of the pending litigation against the Company.


Results of Operations
---------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This may require the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In September 2002 however, the Company took steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments.

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

     As a result of the introduction in September 2002 of the Company's new Pre-Season order program, these historical revenue percentages may not be indicative of future revenue percentage by quarter.

      Sales for the quarter ended June 30, 2003 decreased 39.98% to $5,959,541 compared to $9,929,227 for the quarter ended June 30, 2002. Sales for the six-month period ended June 30, 2003 decreased 10.94% to $13,125,126 compared to $14,736,712 for the six-month period ended June 30, 2002. Sales were down for the quarter as a result of the slow U.S. farm economy coupled with the new Pre-Season order program, which has begun to change the Company's historical shipping patterns. With the introduction of this Pre-Season program in September 2002, the Company took steps to eliminate some of its seasonality and to be able to plan its production mix in advance. This allowed the Company to begin leveling out production and to increase flexibility in customer shipments.

         During the first six-months of 2003, milk prices continued at record low levels, but optimism is beginning to show in the U.S. farm economy that milk prices will begin moving upward during the remainder of 2003 and that farmers should begin seeing increases in their monthly milk checks as early as August 2003. Farmers continue to be cautious, despite continued low interest rates, on increasing their capital expenditures until there is sustained upward movement in milk prices and they are able to repay their growing existing obligations. During the quarter and six-month period, strong competition continued in the silage bag market, as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

         Machine sale revenue for the quarter declined 52.92% and bag sale revenue declined 33.73% compared to the same period of 2002. Machine sale revenue for the six-month period declined 15.77% and bag sale revenue declined 14.07% compared to the same period of 2002. Machine sale revenue for the quarter declined as a result of farmers being cautious on capital expenditures given the low milk prices. Bag sales declined for the quarter as a result of customers waiting until they are ready to use their bags in the field before taking delivery due to their tight cash constraints from the low milk prices. The decline in both machine and bag sale revenue in the second quarter more than offset the increases seen in the first quarter of 2003 from the Pre-Season ordering program.

         The following table identifies revenue from each product line that accounted for more that 15% of total revenue for the quarter and six-month period as compared to the same quarter and six-month period in the prior year:

                                                 Six-months        Six-months
                 2nd quarter   2nd quarter         ended             ended
 Product             2003          2002         June 30, 2003     June 30, 2002
 -------             ----          ----         -------------     -------------
Bags                 57%           52%               43%               45%
Machines             32%           40%               44%               47%
Other                11%            8%               13%                8%
                     ---            --               ---                --
Net Sales            100%          100%              100%              100%


         Machine sales are directly tied to farmers' income and therefore their ability to purchase new equipment. The total number of bagging machines that are in the marketplace drives the Company's bag and parts sales. However, there is not a direct correlation between the Company's bag sales and machine sales, as the Company's and competitors' bags are interchangeable on all bagging machinery in the industry. The Company cannot estimate with any certainty the total number of machines or bags used in the industry.

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

         Gross profit as a percentage of sales decreased 20.91% for the quarter ended June 30, 2003 compared to the same period in 2002. Gross profit as a percentage of sales decreased 15.35% for the six-month period ended June 30, 2003 compared to the same period in 2002. The decrease for the quarter was the result of 1) lower margins on the Company's used equipment sold during the quarter, 2) lower margins on bags in certain highly competitive, high volume geographic areas, and, (3) lower sales volumes for the quarter to cover fixed operating overheads. The decrease was partially offset by improved margins on the Company's "core" smaller bagging machines from production improvements made during 2002. The decrease for the six-month period was the result of the above mentioned factors coupled with the mix of machine models sold during the first quarter of 2003, which saw a 30% increase in unit sales of the Company's larger-sized bagging machines. Larger-sized bagging machines generate a lower overall margin for the Company than its "core" small sized bagging machine.

         Selling expenses for the quarter ended June 30, 2003 decreased 13.11% to $854,263 compared to $983,153 for the quarter ended June 30, 2002. Selling expenses for the six-month period ended June 30, 2003 increased 2.52% to $1,831,242 compared to $1,786,281 for the six-month period ended June 30, 2002. The decrease in selling expenses for the quarter was the result of lower commissions from lower sales volumes, coupled with lower advertising, personnel, benefit, and travel costs associated with sales personnel reductions made in late 2002 in connection with the shift more towards selling through the Company's dealer network, partially offset by increased dealer incentive costs. For the six-month period, the increase in selling expenses was the result of increased dealer incentive costs partially offset by lower commissions, advertising, personnel, benefit, and travel costs associated with sales personnel reductions made in late 2002.

         Administrative expenses for the quarter ended June 30, 2003 were flat at $773,627 compared to $767,335 for the quarter ended June 30, 2002. Administrative expenses for the six-month period ended June 30, 2003 increased 2.27% to $1,430,268 compared to $1,398,485 for the six-month period ended June 30, 2002. The increase for the six-month period was the result of higher professional fees and increases in general office, administrative travel, and insurance expense, partially offset by lower bad debt and employee benefit expenses.

         During the second quarter of 2003, the Company recorded a gain from the sale of assets of $345,837. The gain largely resulted from depreciated folding equipment that was sold to its German joint venture. Under the equity method of accounting with the Company's 50% ownership in the German joint venture, the Company's share of the gain of $172,918 will be deferred and recognized as the German joint venture depreciates the folding equipment over its useful life.

         Research and development expenses for the quarter ended June 30, 2003 increased 53.53% to $67,051 compared to $43,672 for the quarter ended June 30, 2002. Research and development expenses for the six-month period ended June 30, 2003 increased 35.30% to $90,118 compared to $66,607 for the six month period ended June 30, 2002. The increase in research and development for the quarter and six-month period was the result of continued development and ongoing testing of the newer design of the Company's larger-sized silage bagging machine, in addition to continuing ongoing research regarding new silage and nutritional studies of bagged feed and their effects on animal production.

         Interest expense for the quarter ended June 30, 2003 decreased 29.87% to $63,953 compared to $91,194 for the quarter ended June

30, 2002. Interest expense for the six-month period ended June 30, 2003 decreased 29.16% to $111,454 compared to $157,328 for the six-month period ended June 30, 2002. The decrease for the quarter and six-month period was the result of the Company utilizing a smaller portion of its credit facility as a result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. The Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases.

         Miscellaneous income for the quarter ended June 30, 2003 increased 132.10% to $285,894 compared to $123,181 for the quarter ended June 30, 2002. Miscellaneous income for the six-month period ended June 30, 2003 increased 102.52% to $381,850 compared to $188,549 for the six month period ended June 30, 2002. The increase for the quarter and six-month period was the result of 1) a special one-time folding royalty received from the Company's German joint venture upon the sale of folding equipment to the German joint venture during the quarter, which resulted in the termination of the folding lease agreement and future folding royalties, and 2) an increase in general miscellaneous income from foregone dealer deposits.

         For the quarter ended June 30, 2003, the company recorded a net tax benefit of $44,000 compared to income tax expense of $287,000 for the quarter ended June 30, 2002. For the six-month period ended June 30, 2003, the company recorded a net tax benefit of $96,000 compared to income tax expense of $135,535 for the six-month period ended June 30, 2002. The Company's effective tax rates were lower in 2003 due to 1) the fact the Company's income from its German joint venture is not taxable in the United States, 2) the extraterritorial income exclusion provisions of the current United States tax code, 3) the fact the Company incurred a small net loss for the first quarter, and 4) the recognition of research and development credits associated with the Company's activities.

         Net loss for the quarter ended June 30, 2003 was $(34,486) compared to net income of $542,010 for the quarter ended June 30, 2002. Net loss for the six-month period ended June 30, 2003 was $(83,773) compared to net income of $290,582 for the six-month period ended June 30, 2002. The net loss for the quarter was the result of lower sales and increased research and development costs, partially offset by decreased selling and interest expenses and higher miscellaneous income and gain from sale of assets. The net loss for the six-month period was the result of lower sales coupled with increased selling, administrative and research and development costs which were partially offset by lower interest expense and higher miscellaneous income and gain from sale of assets.

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

         Accounts receivable decreased 60.63% at June 30, 2003 to $2,395,522 compared to $6,084,715 at June 30, 2002. The decrease for the quarter was the result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company's third-party financing sources generally provide funding to the Company within 10 days of invoice processing.

         Inventory decreased 9.65% at June 30, 2003 to $7,223,000 compared to $7,994,519 at June 30, 2002. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements. Contributing to these efforts was the implementation of the Company's new Pre-Season ordering program introduced in September 2002.

         Other current assets increased 14.01% at June 30, 2003 to $325,775 compared to $285,755 at June 30, 2002. The increase was the result of an increase in show deposits and prepaid insurance expense.

         BAW joint venture asset decreased to $266,520 at June 30, 2003 compared to $305,438 at June 30, 2002. The decrease was the result of the deferred gain under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture.

         Intangible assets at June 30, 2003 increased 31.69% to $20,019 compared to $15,202 at June 30, 2002. The increase was the result of new patents developed on the Company's bagging machine technology, offset by normal amortization expense.

      Other assets increased 3.91% at June 30, 2003 to $476,417 compared to $458,513 at June 30, 2002. The increase for the quarter was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

         The Company has an operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 1 3/4%. As of June 30, 2003, $1,871,328 had been drawn under the credit line. The line of credit is subject to certain net worth and earnings covenants, and an annual capital expenditure limit. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through the remainder of 2003. The Company's line of credit is subject to renewal in May 2006.

         On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($584,612 US) as security for an additional cash credit facility of the Company's German joint venture. There was 250,000 Euro ($285,850 US) guaranteed by the Company under this additional cash credit facility at June 30, 2003.

         Accounts payable decreased 15.85% at June 30, 2003 to $2,129,440 compared to $2,530,549 at June 30, 2002. The decrease for the quarter was the result of the Company beginning to level out its production process and related manufacturing payables, resulting from the Company's new Pre-Season order program offered to its dealers, which was slightly offset by some extended term payables provided by some of the Company's principal suppliers.

         Accrued expenses and other current liabilities increased 21.94% at June 30, 2003 to $1,318,430 compared to $1,081,200 at June 30, 2002. The increase for the quarter was the result of increased dealer incentives resulting from the Company's new Pre-Season order program, which were offset by lower payroll and benefit costs from sales staff reductions made late in 2002.

         The following table outlines the Company's future contractual obligations by type:

                                          Payments due by period
                        --------------------------------------------------------
Contractual                          Less than                        More than
Obligations                Total       1 year   1-3 years  3-5 years   5 years
                        --------------------------------------------------------

Long-term debt           $1,347,648   $190,989   $203,912   $148,848   $803,899
Capital lease obligation    $10,821    $10,821         $0         $0         $0
Operating leases           $268,481     $9,132    $40,181    $43,834   $175,334
Purchase obligations             $0         $0         $0         $0         $0
                        --------------------------------------------------------
Total                    $1,626,950   $210,942   $244,093   $192,682   $979,233
                        --------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 1 3/4%.


ITEM 4. CONTROLS AND PROCEDURES.

     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent Nos. 5,799,472; 5,894,713; 5,345,744; 5,426,910; and 5,452,562 relating to a bag pan and density control patent for an agricultural feed bagging machine and composting method patents. Plaintiff seeks monetary damages. On April 2, 2002, the defendant was granted its motion for summary judgment in the bag pan matter. The court concluded that there was no infringement. Plaintiff appealed this decision. On May 30, 2003 the U.S. Court of Appeals for the Federal Circuit, denied Versa's appeal. In the composting method patent, the U.S. District Court recently interpreted Versa's patent claims in a way that was virtually impossible for Ag-Bag to infringe. Plaintiff's acknowledged the adversity of this ruling, asked the court to enter judgment against Plaintiff, and Plaintiff is now appealing the court's construction of the patent claims.

         On March 19, 2003, the Company received another alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed March 11, 2003 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent No.RE38020 relating to an adjustable anchor wing for an agricultural bagging machine. Plaintiff seeks royalty payments as monetary damages. Discovery on this matter is just beginning and the Company is vigorously defending itself against this claim.

         The Company is one of three defendants named in a purported class action lawsuit, S&S Forage & Equipment Co., Inc. v. Up North Plastics, et al., filed February 5, 1998, alleging conspiracy to fix prices and sales quotas involving silage bag manufacturers and vendors. Class certification was denied in this case. The defendants briefed and argued motions for summary judgment which the court denied. Furthermore, the plaintiffs filed a motion before the court appealing the May 2000 denial of class certification and in November 2002, the U.S. District Court for the District of Minnesota denied the plaintiffs' motion. On May 23, 2003, plaintiffs dismissed their complaint in its entirety with prejudice, thereby concluding this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Annual Meeting of Stockholders was held on June 2, 2003.

         Arthur P. Schuette and James C. DeMatteo were elected by plurality as directors of the Company. Messrs. Inman, Cunningham, Weber and Foster continued to serve as Directors after the meeting.

         The Board of Directors' appointment of Moss Adams LLP as the Company's independent public accountants was ratified.

The results of the election were as follows:

                                           Votes
                                       Withholding
       Nominee          Votes For       Authority

Arthur P. Schuette     9,971,901          5,675
James C. Dematteo      9,971,901          5,675

                                          Votes                     Broker
                       Votes For         Against     Abstentions   Non-Votes

Ratify Appointment     9,828,446         159,000        2,555        -0-
 of Moss Adams LLP


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer

          31.2      Rule  13a-14(a)/15d-14(a)  Certification  of  Chief
                    Financial Officer

          32.1      Section 1350 Certification of Chief Executive Officer

          32.2      Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: August 12, 2003          By: /s/ Michael R. Wallis
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                    Vice President of Finance

                                  (duly authorized and principal
                                   financial officer)

                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit
------            ----------------------


31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer