Form 10-Q
period 2003-09-30
AG BAG INTERNATIONAL LTD
filed 2003-11-13
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended:                 September 30, 2003


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


   The registrant has one class of Common Stock with 11,956,991 shares outstanding as of October 29, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                 September 30       December 31
                                                  (Unaudited)
                                               2003         2002         2002
                                            ----------   ----------   ----------

Current assets:
 Cash and cash equivalents                 $   344,629  $   242,990  $    67,526
 Accounts receivable                         2,638,828    5,429,937    1,158,927
 Inventories                                 6,634,189    6,805,158    6,051,720
 Other current assets                          298,273      393,263      198,877
 Deferred income tax                           312,000      155,000      388,000
                                            ----------   ----------   ----------


    Total current assets                    10,227,919   13,026,348    7,865,050

 Deferred income tax                           927,000      175,000      625,000
 Intangible assets, less
  accumulated amortization                      17,543       13,357       11,511
 Property, plant and equipment
  less accumulated depreciation              3,410,617    4,157,261    3,958,473
 BAW Joint-venture                             359,747      362,438      397,938
 Other assets                                  481,417      470,612      490,628
                                             ---------   ----------   ----------

Total assets                               $15,424,243  $18,205,016  $13,348,600
                                            ==========   ==========   ==========




                           (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30       December 31
                                                  (Unaudited)
                                               2003        2002         2002
                                           ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                    $ 2,942,818  $ 3,417,369  $   384,725
 Current portion of long term
  debt and capital lease
  obligations                                 190,988      356,654      351,974
 Accounts payable                           1,200,892    1,646,693      903,309
 Accrued expenses and other
  current liabilities                       1,311,735    1,020,697    1,135,608
 Income tax payable                             2,210        2,210        2,210
                                          -----------  -----------  -----------

   Total current liabilities                5,648,643    6,443,623    2,777,826

 Long-term debt and capital
  lease obligation, less
  current portion                           1,108,662    1,555,806    1,459,138
                                          -----------  -----------  -----------
   Total liabilities                        6,757,305    7,999,429    4,236,964
                                          -----------  -----------  -----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                                   696,000      696,000      696,000
 Common stock, $.01 par value                 120,619      120,619      120,619
 Additional paid-in capital                 9,210,211    9,210,211    9,210,211
 Treasury stock                               (31,500)     (31,500)     (31,500)
 Retained earnings (deficit)               (1,328,392)     210,257     (883,694)
                                          -----------  -----------  -----------
   Total shareholders' equity               8,666,938   10,205,587    9,111,636
                                          -----------  -----------  -----------
Total liabilities and
 shareholders' equity                     $15,424,243  $18,205,016  $13,348,600
                                           ==========   ==========   ==========







                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                 Preferred Stock        Common Stock       Treasury Stock       Paid-In    Accumulated
                                 Shares    Amount     Shares     Amount   Shares     Amount     Capital      Deficit      Total
                                 ------    ------     ------     ------   ------     ------     -------      --------   -----------
Balance December 31, 2002       174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $  (883,694)  $ 9,111,636

Preferred stock dividends                                                                                     (14,790)      (14,790)
Net loss                                                                                                     ( 49,287)     ( 49,287)
                                -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance March 31, 2003          174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $ ( 947,771)  $ 9,047,559

Preferred stock dividends                                                                                     (14,790)      (14,790)
Net loss                                                                                                      (34,486)      (34,486)
                                -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance June 30, 2003           174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $ ( 997,047)  $ 8,998,283

Preferred stock dividends                                                                                     (14,790)      (14,790)
Net loss                                                                                                     (316,555)     (316,555)
                                -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance September 30, 2003      174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $(1,328,392)  $ 8,666,938
                                =======   =======  ==========   =======   ========   =======   =========    =========   ===========


























                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                           September 30
                                                            (Unaudited)
                                                       ----------------------
                                                         2003          2002
                                                         ----          ----
Net sales                                            $ 5,711,389  $ 8,816,610
Cost of sales                                          4,860,689    7,193,752
                                                       ---------    ---------
Gross profit from operations                             850,700    1,622,858

Selling expenses                                         687,410      844,610
Administrative expenses                                  655,244      632,096
Gain on sale of assets                                   (12,439)         -
Research and development expenses                         17,319       86,177
                                                       ---------    ---------
Income (loss) from operations                           (496,834)      59,975

Other income (expense):
  Interest income                                            -         18,406
  Interest expense                                       (63,219)     (94,542)
  Miscellaneous                                          113,498      152,427
                                                       ---------    ---------
Income (loss) before provision for
 income taxes                                           (446,555)     136,266

Provision (benefit) for income taxes                    (130,000)      11,675
                                                       ---------    ---------

Net income(loss) and comprehensive income(loss)      $  (316,555) $   124,591
                                                       =========    =========
Basic and diluted net income(loss)
 per common share                                    $     (.03)  $       .01
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,963,657   11,980,172
                                                      ==========   ==========















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                            September 30
                                                             (Unaudited)
                                                        ----------------------
                                                          2003         2002
                                                          ----         ----

Net sales                                             $18,836,515  $23,553,322
Cost of sales                                          15,257,275   18,310,689
                                                       ----------   ----------
Gross profit from operations                            3,579,240    5,242,633

Selling expenses                                        2,518,652    2,630,891
Administrative expenses                                 2,085,512    2,030,581
Gain on sale of assets                                   (185,358)        (500)
Research and development expenses                         107,437      152,784
                                                       ----------   ----------
Income (loss) from operations                            (947,003)     428,877

Other income (expense):
  Interest income                                             -         44,400
  Interest expense                                       (174,673)    (251,870)
  Miscellaneous                                           495,348      340,976
                                                       ----------   ----------
Income (loss) before provision for
 income taxes                                            (626,328)     562,383

Provision (benefit) for income taxes                     (226,000)     147,210
                                                       ----------   ----------

Net income(loss) and comprehensive income(loss)       $  (400,328) $   415,173
                                                       ==========   ==========
Basic and diluted net income(loss)
 per common share                                     $      (.04) $       .03
                                                       ==========   ==========
Basic and diluted weighted average
 number of common shares outstanding                   11,962,508   11,959,255
                                                       ==========   ==========















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30
                                                            (Unaudited)
                                                            -----------
                                                          2003         2002
                                                          ----         ----
Cash flows from operating activities:
 Net income (loss)                                    $  (400,328) $   415,173
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                          593,847      611,527
   Inventory obsolescence reserves                        165,000      (25,000)
   Deferred income taxes                                 (226,000)     145,000
  (Gain)/loss on disposition of equipment                (185,358)        (500)
 Changes in assets and liabilities:
    Accounts receivable                                (1,479,901)  (2,996,095)
    Inventories                                          (795,890)    (415,990)
    Other current assets                                  (99,396)    (167,719)
    Accounts payable                                      297,585      974,130
    Accrued expenses and other current
     liabilities                                          176,127       44,395
            Other assets                                 (125,516)     (78,408)
    Income tax payable                                        -          2,210
                                                       ----------   ----------
Net cash used in operating
    activities                                         (2,079,830)  (1,491,277)
                                                       ----------   ----------

Cash flows from investing activities:
   Capital expenditures                                   (47,035)    (203,674)
   Intangible assets                                      (12,532)         -
   Proceeds from disposition of equipment                 414,239          500
                                                       ----------   ----------
Net cash provided (used) in
   investing activities                                   354,672     (203,174)
                                                       ----------   ----------

Cash flows from financing activities:
   Net proceeds from line of credit                     2,558,093    2,129,514
   Principal payments on debt                            (511,462)    (312,229)
   Payment of preferred dividends                         (44,370)     (44,370)
                                                       ----------   ----------
Net cash provided by financing
   activities                                           2,002,261    1,772,915
                                                       ----------   ----------

Net increase in cash                                      277,103       78,464

Cash and cash equivalents at beginning
 of period                                                 67,526      164,526
                                                       ----------   ----------

Cash and cash equivalents at end of period            $   344,629  $   242,990
                                                       ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


Inventories
-----------

Inventories consist of the following:

                                              September 30,       December 31,
                                               (Unaudited)
                                            2003         2002         2002
                                         ----------   ----------   ----------
 Finished goods                          $5,432,231   $5,529,335   $4,830,332
 Work in process                         $  945,463   $1,047,266   $1,116,606
 Raw materials                           $  256,495   $  228,557   $  104,782
                                         ----------   ----------   ----------
                            Total        $6,634,189   $6,805,158   $6,051,720
                                         ==========   ==========   ==========

Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 65-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). In September of 2002, the Company took steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance. This began to allow the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments. The nine-month results may not be indicative of the estimated results for a full fiscal year.

BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:


                                                    (Dollars in 000's)
                                             Nine-Months Ended September 30,
                                                       (Unaudited)
                                      ------------------------------------------
                                           2003                       2002
                                           ----                       ----

Net sales                                 $ 2,406                    $ 1,949
Cost of goods sold                         (1,881)                    (1,512)
                                      ------------------------------------------
Gross profit                                  525                        437
Selling & administrative expenses            (219)                      (175)
Other income (expense)                        120                         69
Income tax expense                           (171)                      (133)
                                      ------------------------------------------
Net income*                               $   255                    $   198
                                      ==========================================

*  Attributed to other shareholders       $    13                    $    21

The condensed income statements have been translated from the Euro to the U.S. dollar at average exchange rates in effect for the periods ended September 30, 2003 and 2002. The average exchange rates used at September 30, 2003 and 2002 were $1.10 and $.94 respectively.


Income Taxes
------------

Income taxes are lower than the expected statutory rates for the quarter due to the Company's recognition of the tax benefits of the research and development tax credit, the non-taxability of income from the Company's investment in its BAW Joint Venture, and the extraterritorial income exclusion. The effective tax rate for the nine months ended September 30, 2003 does not significantly differ from the federal statutory rate.

Warranty
--------

At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the periods ended was as follows:

                                                 September 30,   September 30,
                                                      2003           2002
                                                --------------- ---------------
Balance, beginning of the year
                                                    $177,384       $124,482
Charged to expense                                   130,716        187,895
Warranty costs incurred during the period           (150,998)      (179,487)
                                                --------------- ---------------
Balance, end of period                              $157,102       $132,890
                                                =============== ===============



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

The Company has computed the value of all options granted during the nine-month period ended September 30, 2003 and 2002 using the Black-Scholes pricing model as prescribed under SFAS 123. The pro-forma effect on net income of options granted is as follows:

                                     September 30,             September 30,
                                          2003                     2002
                                ------------------------------------------------
Net income (loss):
    As reported                         $(400,328)               $ 415,173
    Pro forma                           $(409,604)               $ 408,205

Net income (loss)per share:
    As reported                              (.04)                     .03
    Pro forma                                (.04)                     .03

Contingencies
-------------

     The Company is involved in litigation matters that are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the nine-month period ended September 30, 2003.


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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first interim period beginning after June 15, 2003, for existing interests and immediately for new interests. In October 2003, the effective date of the Interpretation was deferred to the beginning of the first interim period ending after December 15, 2003, for existing interests. The application of the guidance could result in the consolidation of a variable interest entity. The Company is associated with a potential variable interest entity through their equity interest in BAW and their guarantee of the debt of BAW. Management is evaluating whether this entity is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of this interpretation on financial position and results of operations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

     Reference is made to Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, on file with the Securities and Exchange Commission ("SEC"). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2003, compared to the results of operations for the three-month period ended September 30, 2002, and to the results of operations for the nine-month period ended September 30, 2003, compared to the results of operations for the nine-month period ended September 30, 2002 and to changes in the Company's financial condition from December 31, 2002 to September 30, 2003.

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

     The $896,322 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage, and forecasted usage and inventory shelf life. This reserve was $791,322 at June 30, 2003 and $731,322 at December 31, 2002 respectively. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items included in finished goods, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

     The $172,293 estimate of allowance for doubtful accounts is comprised of a specific account analysis and a general reserve. This reserve was $160,571 at June 30, 2003 and $203,595 at December 31, 2002 respectively. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

     The $157,102 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. This reserve was $163,642 at June 30, 2003 and $177,384 at December 31, 2002 respectively. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty, and reserves are updated as trends in these variables change.

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. As of September 30, 2003, management has established a valuation allowance of $12,000 against the value of its deferred tax assets.

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

     Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; optimism in increased milk prices within the U.S. farm economy for the remainder of 2003 and throughout 2004; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the level of acceptance of the Company's Pre-Season order program for 2004; the availability of trade credit and working capital; the availability of third party financing sources; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company.

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

Results of Operations
---------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This may require the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In September of 2002 however, the Company took steps to counteract seasonality by developing and introducing a Pre-Season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments.

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

     As a result of the introduction in September 2002 of the Company's Pre-Season order program, these historical revenue percentages may not be indicative of future revenue percentage by quarter.

     Sales for the quarter ended September 30, 2003 decreased 35.22% to $5,711,389 compared to $8,816,610 for the quarter ended September 30, 2002. Sales for the nine-month period ended September 30, 2003 decreased 20.03% to $18,836,515 compared to $23,553,322 for the nine-month period ended September 30, 2002. Sales were down for the quarter as a result of the slow U.S. farm economy coupled with the Company's new Pre-Season order program, which has begun to change the Company's historical shipping patterns. With the introduction of this Pre-Season program in September 2002, the Company took steps to eliminate some of its seasonality and to be able to plan its production mix in advance. This allowed the Company to begin leveling out production and to increase flexibility in customer shipments.

     During the first six-months of 2003, milk prices continued at record low levels, but began to show some improvement during the third quarter with milk prices beginning to move upward. The outlook for the remainder of 2003 and into 2004 indicates milk prices will remain above the record low levels seen earlier this year. Farmers began seeing increases in their monthly milk checks during the third quarter of 2003, but continue to be cautious, despite continued low interest rates, on increasing their capital expenditures until there is sustained, prolonged upward movement in milk prices and they are able to repay their existing obligations which have mounted from the persistently low milk prices. Additionally, during the quarter and nine-month period, the Company continued to experience strong competition in the silage bag market, as farmers look for the most economical bag, without considering overall quality, customer service and recycling of the used plastic silage bags offered by the Company in certain U.S. central pick-up locations.

     Machine sale revenue for the quarter declined 45.56% and bag sale revenue declined 33.58% compared to the same period of 2002. Machine sale revenue for the nine-month period declined 23.18% and bag sale revenue declined 22.72% compared to the same period of 2002. Machine sale revenue for the quarter declined as a result of farmers continuing to be overly cautious on capital expenditures from the prolonged low milk prices, despite upward movement in milk prices during the third quarter. Bag sales declined for the quarter as a result of the Company's Pre-Season ordering program, which encouraged dealers to received their product earlier in the year, rather than largely during harvest season as their practice had been in the past. The decline in both machine and bag sale revenue in the second and third quarters more than offset the increases seen in the first quarter of 2003 from the flexibility provided by the Company's Pre-Season ordering program.

     The following table identifies revenue from each product line that accounted for more that 15% of total revenue for the quarter and nine-month period as compared to the same quarter and nine-month period in the prior year:

                                                Nine-months       Nine-months
                                                   Ended             Ended
                 3rd quarter    3rd quarter    September 30,     September 30,
Product              2003           2002            2003              2002
-------              ----           ----            ----              ----
Bags                  61%            59%             48%               50%
Machines              28%            34%             40%               42%
Other                 11%             7%             12%                8%
                      ---             --             ---               ---
Net Sales            100%           100%            100%              100%


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

     Gross profit as a percentage of sales decreased 19.12% for the quarter ended September 30, 2003 compared to the same period in 2002. Gross profit as a percentage of sales decreased 14.65% for the nine-month period ended September 30, 2003 compared to the same period in 2002. The decrease for the quarter was the result of lower sales volumes to cover fixed operating overheads, coupled with lower margins on the Company's used equipment sold during the quarter and increases incurred in the Company's inventory reserves. The quarterly decrease was partially offset by improved margins on the Company's "core" smaller bagging machines from production improvements made during 2002. The decrease for the nine-month period was the result of the above mentioned factors coupled with the mix of machine models sold during the first quarter of 2003, which saw a 30% increase in unit sales of the Company's larger-sized bagging machines. Larger-sized bagging machines generate a lower overall margin for the Company than its "core" small sized bagging machine.

     Selling expenses for the quarter ended September 30, 2003 decreased 18.61% to $687,410 compared to $844,610 for the quarter ended September 30, 2002. Selling expenses for the nine-month period ended September 30, 2003 decreased 4.27% to $2,518,652 compared to $2,630,891 for the nine-month period ended September 30, 2002. The decrease in selling expenses for the quarter was the result of lower commissions from lower sales volumes, coupled with lower personnel, benefit, and travel costs associated with sales personnel reductions made in late 2002 in connection with the shift more towards selling through the Company's dealer network, partially offset by increased dealer incentive costs. For the nine-month period, the decrease in selling expenses was the result of the above mentioned factors in addition to lower overall advertising costs.

     Administrative expenses for the quarter ended September 30, 2003 increased 3.66% to $655,244 compared to $632,096 for the quarter ended September 30, 2002. Administrative expenses for the nine-month period ended September 30, 2003 increased 2.71% to

$2,085,512 compared to $2,030,581 for the nine-month period ended September 30, 2002. The increase for the quarter and nine-month period was the result of higher professional fees related to ongoing patent litigation and increases in insurance expense and financing costs, partially offset by lower bad debt and administrative personnel expenses.

     During the third quarter of 2003, the Company recorded a gain from the sale of assets of $12,439 which resulted from the sale of fully depreciated miscellaneous manufacturing equipment and vehicles. During the second quarter of 2003, the Company recorded a gain from the sale of assets of $345,837. The gain largely resulted from depreciated folding equipment that was sold to its German joint venture. Under the equity method of accounting with the Company's 50% ownership in the German joint venture, the Company's share of the gain of $172,918 was deferred and will be recognized as the German joint venture depreciates the folding equipment over its useful life. During the third quarter of 2003, $43,227 of the deferred gain was recognized as joint venture income.

     Research and development expenses for the quarter ended September 30, 2003 decreased 79.90% to $17,319 compared to $86,177 for the quarter ended September 30, 2002. Research and development expenses for the nine-month period ended September 30, 2003 decreased 29.68% to $107,437 compared to $152,784 for the nine- month period ended September 30, 2002. The decrease in research and development for the quarter was the result of completed research regarding new silage and nutritional studies of bagged feed and their effects on animal production. The decrease for the nine-month period was the result of the above mentioned factor, offset by continued development and ongoing testing of the newer design of the Company's larger-sized silage bagging machine.

     Interest expense for the quarter ended September 30, 2003 decreased 33.13% to $63,219 compared to $94,542 for the quarter ended September 30, 2002. Interest expense for the nine-month period ended September 30, 2003 decreased 30.65% to $174,673 compared to $251,870 for the nine-month period ended September 30, 2002. The decrease for the quarter and nine-month period was the result of the Company utilizing a smaller portion of its credit facility as a result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. The Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases.

     Miscellaneous income for the quarter ended September 30, 2003 decreased 25.54% to $113,498 compared to $152,427 for the quarter ended September 30, 2002. Miscellaneous income for the nine-month period ended September 30, 2003 increased 45.27% to $495,348 compared to $340,976 for the nine-month period ended September 30, 2002. The decrease for the quarter was the result of a decrease in folding fee royalties received as a result of the sale of the folding equipment to the German joint venture during the second quarter of 2003, which terminated the folding lease agreement and future folding royalties. The increase for the nine-month period was the result of 1) a special one-time folding royalty received from the Company's German joint venture upon the sale of folding equipment to the German joint venture during the second quarter of 2003, and 2) an increase in general miscellaneous income from foregone dealer deposits.

     For the quarter ended September 30, 2003, the company recorded a net tax benefit of $130,000 compared to income tax expense of $11,675 for the quarter ended September 30, 2002. For the nine-month period ended September 30, 2003, the company recorded a net tax benefit of $226,000 compared to income tax expense of $147,210 for the nine-month period ended September 30, 2002. The Company's effective tax rates for the quarter are lower than the statutory corporate income tax rates as a result of 1) the fact the Company's income from its German joint venture is not taxable in the United States, 2) the extraterritorial income exclusion provisions of the current United States tax code, and 3) the recognition of research and development credits associated with the Company's activities. The effective tax rate for the nine months ended September 30, 2003 does not significantly differ from the federal statutory rate.

     Net loss for the quarter ended September 30, 2003 was $(316,555) compared to net income of $124,591 for the quarter ended September 30, 2002. Net loss for the nine-month period ended September 30, 2003 was $(400,328) compared to net income of $415,173 for the nine-month period ended September 30, 2002. The net loss for the quarter was the result of lower sales and gross margins, lower miscellaneous income, and increased administrative expenses, partially offset by decreased selling, research and development, and interest expenses. The net loss for the nine-month period was the result of lower sales and gross margins, and increased administrative expenses, which were partially offset by decreased selling, research and development, and interest expenses, coupled with higher miscellaneous income and gain from the sale of assets.


Liquidity and Capital Resources
-------------------------------

     The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands. Although the Company's

Pre-Season ordering program provides it with flexibility in production, the Company must maintain adequate inventory levels for those customers, both old and new, who order or re-order product outside of this program throughout the year.

     The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and management believes this will continue. No assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

     Accounts receivable decreased 51.40% at September 30, 2003 to $2,638,828 compared to $5,429,937 at September 30, 2002. The decrease was the result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company's third-party financing sources generally provide funding to the Company within 10 days of invoice processing.

     Inventory decreased 2.51% at September 30, 2003 to $6,634,189 compared to $6,805,158 at September 30, 2002. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements. Contributing to these efforts was the implementation of the Company's Pre-Season ordering program introduced in September 2002.

     Other current assets decreased 24.15% at September 30, 2003 to $298,273 compared to $393,263 at September 30, 2002. The decrease was the result of a decrease in trade show deposits and other prepaid expenses.

     Intangible assets at September 30, 2003 increased 31.34% to $17,543 compared to $13,357 at September 30, 2002. The increase was the result of new patents developed on the Company's bagging machine technology, offset by normal amortization expense.

     BAW joint venture asset decreased to $359,747 at September 30, 2003 compared to $362,438 at September 30, 2002. The decrease was the result of the deferred gain under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture in June of 2003. During the third quarter of 2003, $43,227 of the deferred gain was recognized.

     Other assets increased 2.30% at September 30, 2003 to $481,417 compared to $470,612 at September 30, 2002. The increase was the result of an increase in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

     The Company has a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 2 1/2%. As of September 30, 2003, $2,942,818 had been drawn under the credit line. The line of credit will fluctuate based upon production needs and the timing of collection of receivable balances. Subsequent to September 30, 2003, the Company received a large funding from one of its third-party financing sources on accounts receivable, which paid the Company's revolving operating line of credit down below $2 million. The line of credit is subject to certain net worth and earnings covenants, and an annual capital expenditure limit. Management believes that funds generated from operations and the Company's operating line of credit will be sufficient to meet the Company's cash requirements through the remainder of 2003. The Company's line of credit is subject to renewal in May 2006.

     On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($592,792 US) as security for an additional cash credit facility of the Company's German joint venture. In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($289,850). There was 250,000 Euro ($289,850 US) guaranteed by the Company under this additional cash credit facility at September 30, 2003.

     Accounts payable decreased 27.07% at September 30, 2003 to $1,200,892 compared to $1,646,693 at September 30, 2002. The decrease was the result of the Company continuing to level out its production process and related manufacturing payables, resulting from the Company's Pre-Season order program offered to its dealers, which was slightly offset by some extended term payables provided by some of the Company's principal suppliers.

     Accrued expenses and other current liabilities increased 28.51% at September 30, 2003 to $1,311,735 compared to $1,020,697 at September 30, 2002.
The increase was the result of increased dealer incentives resulting from the Company's Pre-Season order program, which were offset by lower payroll and benefit costs from sales staff reductions made late in 2002.

     The following table outlines the Company's future contractual obligations by type:

                                                   Payments due by period
                     ------------------------------------------------------------------------------------
Contractual                               Less than                                        More than
Obligations                Total            1 year        1-3 years       3-5 years         5 years
                     ------------------------------------------------------------------------------------
Long-term debt               $1,299,650        $190,989        $170,600        $148,848         $789,213











Operating leases               $263,915         $18,264         $42,917         $43,834         $158,900
                     ------------------------------------------------------------------------------------
Total                        $1,563,565        $209,253        $213,517        $192,682         $948,113
                     ------------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

     The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 2 1/2%.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Company is a defendant in an alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent Nos. 5,894,713; 5,345,744; 5,426,910; and 5,452,562 relating to a density control patent for an agricultural feed bagging machine and composting method patents. Plaintiff seeks monetary damages. In the composting method patent, the U.S. District Court recently interpreted Versa's patent claims in a way that was virtually impossible for Ag-Bag to infringe. Plaintiff's acknowledged the adversity of this ruling, asked the court to enter judgment against Plaintiff, and Plaintiff has appealed the court's construction of the patent claims. This matter is now awaiting the courts decision on the Plaintiff's appeal.

     On March 19, 2003, the Company received another alleged patent infringement lawsuit, Versa Corporation v. Ag-Bag International Ltd., filed March 11, 2003 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent No.RE38020 relating to an adjustable anchor wing for an agricultural bagging machine. Plaintiff seeks royalty payments as monetary damages. Discovery on this matter is continuing and the Company continues to vigorously defend itself against this claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

    31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

    32.1   Section 1350 Certification of Chief Executive Officer

    32.2   Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

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


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                                (Registrant)



Date: November 10, 2003                 By: /s/ MICHAEL R. WALLIS
                                            ---------------------------
                                        Michael R. Wallis
                                        Chief Financial Officer and
                                         Vice President of Finance

                                        (duly authorized and principal
                                         financial officer)

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
-------      ----------------------


 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32.1        Section 1350 Certification of Chief Executive Officer

 32.2        Section 1350 Certification of Chief Financial Officer

                                                                    Exhibit 31.1
                                  Certification

I, Michael J. Schoville, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ag-Bag International Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 10, 2003

/s/ MICHAEL J. SCHOVILLE
--------------------------
Chief Executive Officer

                                                                    Exhibit 31.2
                                  Certification

I, Michael R. Wallis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ag-Bag International Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2003

/s/ MICHAEL R. WALLIS
----------------------------------
Chief Financial Officer, Treasurer
and Vice President of Finance

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Ag-Bag International Limited (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The information  contained in the Report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Company.




November 10, 2003               /s/ MICHAEL J. SCHOVILLE     Chief Executive
                                ------------------------     Officer
                                (Michael J. Schoville)

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Ag-Bag International Limited (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The information  contained in the Report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Company.



November 10, 2003          /s/ MICHAEL R. WALLIS     Chief Financial Officer,
                           ---------------------     Vice President of Finance,
                           (Michael R. Wallis)       and Treasurer