Form 10-K
period 2003-12-31
AG BAG INTERNATIONAL LTD
filed 2004-03-30
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003     COMMISSION FILE NUMBER:  0-18259

                          AG-BAG INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           93-1143627
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           2320 SE AG-BAG LANE
            WARRENTON, OREGON                                         97146
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
                                           Yes    X      No
                                                 ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                           Yes           No   X
                                                 ---         ---

     State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,717,292.

     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of March 15, 2004.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the Registrant's Annual Meeting of Stockholders to be held June 7, 2004, are incorporated by reference into Part III of this report.

================================================================================

                          AG-BAG INTERNATIONAL LIMITED
                                TABLE OF CONTENTS

                                                                                                           PAGE

PART I            ..........................................................................................2
     Item 1.      Business..................................................................................2
     Item 2.      Properties...............................................................................11
     Item 3.      Legal Proceedings........................................................................12
     Item 4.      Submission of Matters to a Vote of Security Holders......................................12
     Executive Officers of the Registrant..................................................................13

PART II           .........................................................................................14
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ...................14
     Item 6.      Selected Financial Data..................................................................16
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operation.............................................................................17
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...............................31
     Item 8.      Financial Statements and Supplementary Data..............................................31
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.....................................................................31
     Item 9A.     Controls and Procedures..................................................................31

PART III          .........................................................................................31
     Items 10. and 11.  Directors and Executive Officers of Registrant and Executive
                  Compensation.............................................................................31
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters......................................................................32
     Item 13.     Certain Relationships and Related Transactions...........................................32
     Item 14.     Principal Accountant Fees and Services...................................................32

PART IV           .........................................................................................33
     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................33

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

         Forward-looking statements contained in this Form 10-K relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; optimism in increased milk prices within the U.S. farm economy throughout 2004; availability of credit in the farming sector; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the level of acceptance of the Company's Pre-Season order program for 2004; the availability of trade credit and working capital; the availability of third party financing sources; the availability of the Company's line of credit; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; and the outcome of pending litigation against the Company. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

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

     The following table identifies the revenue from each product line that accounted for more than 15% of total revenue over the last three years:

          Product                   2001            2002             2003
          -------                -----------      ----------      -----------
          Bags                      48%              48%             49%
          Machines                  43%              44%             40%
          Other                      9%              8%              11%
                                 -----------      ----------      -----------
          Net Sales                 100%            100%             100%

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

     In 1994, the Company shipped its first orders to dealers in Japan, Latin America and Germany. The Company continues to sell worldwide in Asia, Australia, New Zealand, and Western and Central Europe. Export sales from the Company's United States operations were 6.2% of net sales for the year ended December 31, 2003.

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

SEASONAL NATURE OF BUSINESS
---------------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. The Company took steps to counteract some of this seasonality by generating sales in Latin America beginning in 1994 and in Australia and New Zealand in 1996. In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance and utilize one of the Company's third party financing sources. The pre-season program has allowed the Company to know in advance its production mix which in turn has provided the Company with the ability to level its production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company's third party financing programs. This however, has brought seasonality back into play for the Company, as shipments under the dealer bank program are at the timing of the dealer rather than the Company under the terms of the program. The pre-season order program is a program under which the Company pays the flooring interest for dealers and pays volume discounts to dealers based upon a sliding scale for the volume of orders placed by the dealer under the program.

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 53-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

          Quarter                  2001            2002             2003
          -------
                                -----------      ----------      -----------
          First                    15%              18%             32%
          Second                   35%              37%             27%
          Third                    35%              32%             26%
          Fourth                   15%              13%             15%

As a result of the introduction in September 2002 and modification in 2003 of the Company's Pre-Season order program, these historical revenue percentages may not be indicative of future revenue percentage by quarter.


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

     The smallest version consists of machines used to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 8 to 10 feet in diameter and 100 to 250 feet in length. The Company first introduced this version in 1987. Dairymen use it primarily in smaller dairy and cattle feeding operations with herds averaging about 50 head and by cattlemen feeding up to about 300 head of feeder cattle. Most of these machines are powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle. In late 2002, the Company introduced its most basic model of its smaller bagging machine, the "Personal Bagger". The retail price for these machines range from approximately $19,900 to $53,000.

     In 1992, the Company introduced a medium-sized machine that can be operated by the power take-off unit of a farm tractor or operated independently with an optional diesel engine made by Caterpillar or Deere & Company. This machine allows farmers to load forage into Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length. This machine is primarily suitable for use by dairymen with herds ranging from 150 to 300 head and by cattlemen feeding between 300 and 800 head of feeder cattle. The retail price for this machine ranges from approximately $80,000 to $228,500.

     The largest version consists of machines that can be used to load Ag-Bag Tri-Dura(R) storage bags ranging in size from 9 to 14 feet in diameter and 150 to 500 feet in length. These machines are primarily used by dairymen with herds ranging from 300 to 2,000 head, by cattlemen with herds ranging from 800 to 15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and enhanced in 1995. In 2002, the Company introduced its 14-foot version of the Ag-Bagger(R) for use by very large dairy and custom operators and by cattle feeding operations with herds ranging from 15,000 to 25,000 head of cattle. The larger machines are available with optional diesel engines made by Caterpillar. The retail price for the larger machines range from approximately $155,000 to $325,000.

     In response to a competitor's introduction of a cable-less machine in early 1995, the Company began research and development on its own cable-less machine in early 1996. The Company began production of its own cable-less machine in 1997. In 1998, the Company introduced its own cable-less bagging machine called the HFC (Hydraulic Finger Controlled) Silage Bagger. The introduction of this machine was in response to what the Company felt was a change in direction of the industry towards the cable-less machine design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging machine by developing the Powered Anchor Control (PAC) system, and in 2000 introduced its latest version of the cable-less bagging machine, the HYPAC(R) (Hydraulic Powered Anchor Control) system. The Company offers the HYPAC(R) model in small, medium-sized and large-sized bagging machines. The retail price for the HYPAC(R) machines range from approximately $53,000 to $325,000.

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

     The Company assembles and sells a separate line of related equipment called the Square Bale Bagger, which retails for approximately $23,500 to $31,000. The Square Bale Bagger permits farmers to store square bales of alfalfa, sorghum and other forage, two bales high in Ag-Bag Tri-Dura(R) flex storage bags. The Square Bale Bagger permits the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length. Beginning in 2002, the Company began manufacturing this line of equipment on a made-to-order basis.

     The Company assembles and sells the Ag-Bag(R) Pro-Grain Bagger, which retails for approximately $33,500. This machine is similar in design to the smallest Ag-Bagger(R) machines but has been adapted to permit the storage of grains, such as corn, rice, wheat and soybeans, as well as other products, in Ag-Bag Tri-Dura(R) storage bags. The machine permits the grain to be bagged without damaging the kernel. After the grain is bagged and sealed, it will retain the necessary quality for human consumption.

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

     The Company adapted its Ag-Bag(R) bagging machines for use in large-scale "in-vessel" composting of organic matter. The bagging machine is used in conjunction with a shredder that shreds the organic material, which is then fed into the bagging machine that bags the compostable matter into Ag-Bag Tri-Dura(R) storage bags. An air blower is attached to the bag and circulates air through the bag during the composting process. The Ag-Bag(R) compost bagging machines retail for between $52,500 to $137,000.

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

     The Company contracts for the manufacture of, and sells Tri-Dura(R) three-ply bags with a white exterior and black interior intended for storage of silage up to 24 months. The retail price of the bags ranges from approximately $136 to $2,150. The manufactured plastic rolls are shipped to the Company's plant in Blair, Nebraska, where they are folded and packed for sale using proprietary folding techniques. The proprietary bag folding techniques reduce bag folding time and allow the bags to uniformly unfold when being filled, which thereby reduces operational delays.
     Ag-Bag(R) Inoculant. The Company markets a liquid inoculant and a dry powder inoculant under the trade name Ag-Bag Plus!(R). The inoculant is added to the forage or the round or square bales during bagging. It enhances the fermentation process for making silage in bags, bunkers, pits and silos by substantially shortening the time necessary for the creation of the silage. A liquid inoculant was developed in 1989 by a Company supplier and introduced into the market in 1990. The dry inoculant is produced from a proprietary formula owned by the Company and developed by Larry R. Inman and Walter L. Jay. See "Executive Officers of the Registrant." The Company also markets an inoculant designed specifically for composting.

MARKET SIZE
-----------

     The market for Ag-Bag(R) machinery and Ag-Bag Tri-Dura(R) recyclable storage bags is primarily in the dairy and beef cattle industries. Silage is used most often as dairy and beef animal feed. It is also used by farmers to a lesser extent to feed hogs and sheep. In 2002, over 250 million tons of corn, alfalfa, sorghum, silage, and hay were harvested by United States farmers according to the AG IQ Handbook XX published in 2003 by Agricom, Inc. (the "AG Handbook"). Based on 2000 United States Department of Agriculture (USDA) statistics, the Company estimates that there are approximately 105,000 dairies, and 150,000 beef, hog, and sheep farms in the United States that are potential customers for Ag-Bag(R) farm equipment and Tri-Dura(R) storage bags; and that only about 8-12% of this group are actually using storage bags made by the Company or its competitors. It further estimates that about 50-55% of the bagging industry customers purchase silage storage bags from the Company. In addition to the U.S., the Company believes there is a large population of such farms in Canada, Latin America, Western and Central Europe, Australia, New Zealand, and Asia, where the Company currently sells and distributes its products, and there is a large potential market in other countries into which the Company may expand.

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

MARKETING
---------

     The Company markets its Ag-Bag(R) farm equipment, Tri-Dura(R) storage bags, Ag-Bag Plus!(R) and other inoculants primarily through a network of United States, Canadian, and international dealers. As of December 31, 2003, there were 62 dealers serviced by a combined total of 16 regional and territorial Company-employed managers and sales support coordinators. Most of the dealers market the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sell only the farm equipment and others sell only the Ag-Bag(R) inoculants. The Company also sells farm equipment, Tri-Dura(R) storage bags, and inoculant directly to large customers in states where there are no nearby
Ag-Bag(R) dealers. Beginning in 2002, the Company began focusing its marketing efforts more on dealer development and expanding its dealer network rather than a focus towards direct selling. In September 2002, the Company introduced its new pre-season ordering program for its products, whereby the Company's dealers place their next year's annual product requirements order in advance. As a result of this program's success, the Company continued the Pre-Season Order Program for its 2003-04 season with minor modifications.

     The Company  offers  customers the  opportunity  to finance the purchase of
Ag-Bag(R)  farm  equipment   through   unaffiliated   third  parties  who  offer
lease-purchase and wholesale financing.

     The Company also rents used Ag-Bag(R) bagging machines to farmers in various areas of the United States. The rental charge is based on the number of bags purchased and filled with forage.

     Prior to December 31, 1997, the Company offered a custom bagging service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. The Company sold its subsidiary that had not been performing at a profitable level due to the BSE (Mad Cow) problem within the British farming industry on December 31, 1997.

     In late 2003, BSE (Mad Cow) was discovered in the United States. Based upon the quick response of the USDA and their findings to date, the Company does not feel that BSE (Mad Cow) will impact its operations as its customer base is largely focused on dairy farming rather than the beef industry.

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

ASSEMBLY AND MANUFACTURING
--------------------------

     Ag-Bag(R) Farm Equipment. The Company buys some of its components for its bagging machines from various manufacturers, manufactures the remaining components, and assembles the machines itself. The medium and large sized machines, composting machines, HYPAC(R) (cable-less) machines, Square Bale Baggers, and Flex-a-Tubers(R) are all assembled at the Company's headquarters facility in Warrenton, Oregon. The smaller machines are assembled at the Company's Blair, Nebraska plant. In 1999, the Company licensed its German dealer to manufacture bagging machines for distribution within Europe.

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

PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     The Company purchases its Tri-Dura(R) rolls from a company partially owned by Steven G. Ross ("Supplier") pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the Supply Agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the Supply Agreement. The Company has a good relationship with Supplier, and there are alternative suppliers available in the event Supplier is unable to provide rolls.

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

COMPETITION
-----------

     As the Company's corporate slogan, the "Complete 1(R)," indicates, the Company believes it is the industry leader in the manufacture and sale of complete sealed feed farm bagging systems. Ag-Bag is the only company that manufactures the full line of equipment, bags, and other accessories for sealed feed farm management. There are three competitors within the United States that manufacture similar silage bagging machines. There are also a number of competitors that manufacture bale wrapping machines, which compete with the Company's Flex-a-Tuber(R). The Company distinguishes itself in the market place from other manufacturers by providing a top quality product, better warranty protection, and customer service.

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

     The Company competes primarily with windrow turner manufacturers in composting. Windrow turners compost by turning and watering static piles weekly and require containment of odor and leachate. These turners are comparable in price to the Company's compost machines. However, the Company's composting systems offer the advantage of being self-contained, thus reducing odor and requiring no turning or watering. There are approximately 50 manufacturers of turners. In addition to the windrow turner manufacturers, the Company competes with several companies that manufacture "in-vessel" systems, such as burners and incinerators for large projects, which generally cost from $1.1 to $15 million.

     In addition to the current competition, national competitors may emerge if the bagging equipment and storage bag markets continue to grow. These potential competitors include large farm equipment manufacturers, large farm co-operatives, and large chemical companies who might decide to manufacture and sell the storage bags.

     The Company competes in its product markets primarily on the basis of product quality, warranty protection, and customer service. Some of its competitors are larger and have greater financial, marketing, technical, and other resources than the Company.

BACKLOG
-------

     The dollar amount of backlog orders of the Company that are believed to be firm as of March 1, 2004, was approximately $9,300,000, compared to $12,400,000 on March 1, 2003, a 25 % decrease. Backlog for 2004 is lower than 2003 as a result of the depressed U.S. milk prices. Under the Company's pre-season order program, the Company's dealers place their next year's annual product requirements order in advance by each October 31st. Due to the depressed U.S. milk prices during 2003, dealers did not sell out of all their 2002 pre-season ordered product and consequently were conservative with their 2003-04 pre-season orders. The Company introduced this new program in September 2002 for the 2002-03-ordering season and continued the program for the 2003-04 ordering season as well. (See "Seasonal Nature of Business") Backlog, however, may not be a meaningful indicator of future sales. This backlog is seasonal and is reasonably expected to be filled within the current fiscal year.

RESEARCH AND DEVELOPMENT
------------------------

     During 2003, the Company focused research and development expenditures on testing a newer design of its larger-sized silage-bagging machine, in addition to further compost machine modification and development. The Company also completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production during the year. The Company also continues with ongoing research and testing in this area as well.

ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal, state and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December 31, 2003.

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

EMPLOYEES
---------

     On December 31, 2003, the Company had 84 full-time employees. The Company employs approximately 110 people during its busy season. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

FINANCIAL  INFORMATION  RELATING TO FOREIGN AND DOMESTIC  OPERATIONS  AND EXPORT
SALES
--------------------------------------------------------------------------------


                                                       (In thousands)
                                                   Year Ended December 31
                                                   ----------------------

                                            2001          2002          2003
                                            ----          ----          ----

Sales to unaffiliated customers:
         United States                     $26,888      $25,445       $20,165
         Canada                              1,030        1,148           861
         Germany                               445          275           273
         Latin America/Mexico                   89          113            31
         Other foreign countries               248          202           168
                                         ---------    ----------    ----------
                                           $28,700      $27,183       $21,498

Sales to affiliated customers:
         Officers and Directors                  8            6             5
                                         ---------    ----------    ----------
Total                                      $28,708      $27,189       $21,503
                                         =========    ==========    ==========

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

     The Company owns facilities in Blair, Nebraska, where the Company: folds and packages its Tri-Dura(R) feed storage bags; prepares and packages its proprietary inoculant; and, assembles its smaller bagging machines and warehouses products. The Blair, Nebraska facility consists of three buildings comprising approximately 70,000 square feet. Management estimates that manufacturing at the Blair facility is currently at approximately 65-70% of capacity.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is a defendant in alleged patent infringement lawsuits, Versa Corporation v. Ag-Bag International Ltd., filed October 30, 2000 and March 19, 2003 in the United States District Court for the District of Oregon. The claim alleges patent infringement upon Versa's U.S. Patent Nos. 5,799,472; 5,894,713; 5,345,744; 5,426,910; RE38020 and 5,452,562 relating to a bag pan, density control and adjustable anchor wing patent for an agricultural feed bagging machine and composting method patents. Plaintiff seeks monetary damages. On February 6, 2004, the bag pan, density control and composting method patent matters were settled and the cases dismissed in their entirety, thereby concluding these three matters. On January 28, 2004, the court ruled, in the remaining adjustable anchor wing patent matter, that the Company does not infringe upon Versa's RE38020 patent. The Company previously filed for summary judgment for non-infringement of Versa's patent and filed a motion for summary judgment for Versa's patent invalidity of the RE38020 patent. This matter is currently pending before the court. The Company believes that the outcome of the litigation will not have a material adverse impact on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 1, 2004, business experience, and the period for which they have served are set forth below. The Board of Directors at the first meeting following the start of the new calendar year elects the executive officers annually. Officers serve at the discretion of the Board of Directors. Beginning in 2003, the Board of Directors voted to separate the position of Chief Executive Officer and Chairman of the Board. As a result, Michael J. Schoville was promoted to Chief Executive Officer from his former position of Chief Operating Officer.

      NAME               AGE                 POSITION
      ----               ---                 --------
Michael J. Schoville     53       Chief Executive Officer (since 2003); Chief Operating
                                  Officer (2002); Credit Development Manager, John
                                  Deere Credit (1986-2001); Sales Manager, John Deere
                                  Company (1973-1986).

Larry R. Inman           53       Chairman of the Board  (1990-2000;  since 2002);
                                  President of the Company  (since 1993);  Chief  Executive
                                  Officer  (1990-2002);  President  of Ag-Bag  Corporation
                                  (1984-1989) and Chairman (1989-1994) of Ag-Bag
                                  Corporation (former subsidiary).

Michael R. Wallis        39       Chief  Financial  Officer (since 1993) and Vice President
                                  of Finance (since 1992), Treasurer  (since 1996);
                                  Manager,  Yergen and Meyer  (regional  accounting  firm,
                                  1986-1992).

Arthur P. Schuette       64       Vice  President,  Sales (since  1991);  Treasurer of the
                                  Company  (1990-1991)  and  Treasurer (1983-1991) of
                                  Ag-Bag Corporation (former subsidiary).

Lou Ann Tucker           50       Secretary  (since  1996),  Vice  President,   Administration
                                  (since  1989),  and Treasurer  (1991-1996);  Executive
                                  Treasurer  (1988-1994)  of Ag-Bag  Corporation (former
                                  subsidiary);  co-owner  of LGJ  Livestock,  Astoria,  Oregon
                                  (horse and cattle ranch, since 1980).

Walter L. Jay            43       Vice President, Manufacturing (since 1989);
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

         As of March 1, 2004, there were approximately 331 holders of record of the Company's Common Stock. The Company estimates there are approximately 1,300 beneficial holders of the Company's Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2003 as reported on the OTC Bulletin Board:

Calendar Year                           High Bid           Low Bid
-------------                           --------           -------
2002:
-----

First quarter                               $.33              $.17
Second quarter                              $.58              $.30
Third quarter                               $.51              $.32
Fourth quarter                              $.32              $.18

2003:
-----

First quarter                               $.29              $.20
Second quarter                              $.35              $.20
Third quarter                               $.42              $.26
Fourth quarter                              $.50              $.30

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

UNREGISTERED SECURITIES
-----------------------

      The Company has issued the following unregistered securities during the year ended December 31, 2003:

------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
                                                                   Name of
                                    Title and Amount of           Principal
                                        Securities              Underwriter/         Name or Class of
                                  Granted/Exercise Price        Underwriting            Persons who
                                       if Applicable            Discounts or        Received Securities     Consideration
        Date of Grant                                            Commissions                                   Received
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------
        June 2, 2003                40,000 Options for               N/A               Non-employee               $0
                                   Common Stock/$.34 per                                Directors
                                         share(1)
------------------------------ -- ------------------------ -- ------------------ -- -------------------- ---------------------


     The above-unregistered securities were granted in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended ("Act") under Section 4(2) of the Act and/or under the "bonus stock/no sale" interpretive position of the Securities and Exchange Commission.




























-------------------------
(1) Granted under Non-employee Director Stock Option Plan. Options vest according to terms of plan

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth financial data derived from the audited financial statements of the Company for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. This selected financial data should be read in conjunction with the audited financial statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this report on Form 10-K.

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,

                                           1999            2000            2001         2002          2003
                                           ----            ----            ----         ----          ----
Statement of Operations Data:

Net Sales                               $   32,687     $   31,451     $   28,708     $   27,189     $   21,503
Cost of Sales                               25,085         24,800         22,947         22,121         18,357
                                       ------------   ------------   ------------   ------------   ------------

Gross Profit from Operations                 7,602          6,651          5,761          5,068          3,146

Selling and Administrative Expenses          6,273          5,878          6,067          6,237          5,440
(Gain)/Loss on sale of assets                    3              -              9             (1)          (185)
Research and Development Expenses              324            136            214            220            139
                                       ------------   ------------   ------------   ------------   ------------

Income (Loss) from Operations                1,002            637           (529)        (1,388)        (2,248)
Other Income (Expense)                         (27)          (123)           132            188            300
                                       ------------   ------------   ------------   ------------   ------------

Income (Loss) before Provision for
  Income Taxes                                 975            514           (397)        (1,200)        (1,948)

Provision (Benefit) for Income Taxes           327             (8)          (233)          (536)           806
                                       ------------   ------------   ------------   ------------   ------------


Net Income (Loss)                       $      648     $      522     $     (164)    $     (664)    $   (2,754)
                                       ============   ============   ============   ============   ============

                                                           (In thousands, except per share data)
                                                                Year Ended December 31,


                                            1999           2000           2001          2002           2003
                                            ----           ----           ----          ----           ----

Basic Earnings per Share:
  Net Income (Loss)                     $      .05     $      .04     $     ( 02)    $     (.06)    $     (.24)
                                       ============   ============   ============   ============   ============
Diluted Earnings per Share:
  Net Income (Loss)                     $      .05     $      .04     $     (.02)    $     (.06)    $     (.24)
                                       ============   ============   ============   ============   ============

Weighted Average Shares:
  Basic                                     12,062         12,062         12,002         11,957         11,957
                                       ============   ============   ============   ============   ============
  Diluted                                   12,062         12,062         12,002         11,957         11,957
                                       ============   ============   ============   ============   ============

                                                           (In thousands, except per share data)
                                                                Year Ended December 31,

Balance Sheet Data:
                                                                            December 31,
                                                                            ------------
                                                1999            2000            2001         2002          2003
                                                ----            ----            ----         ----          ----

Working Capital                              $    7,156     $    7,387      $    6,456    $   5,087      $  3,253

Current Assets(1)                                 9,983         10,758           9,975        7,865         7,427

Total Assets(1)                                  14,575         15,727          14,996       13,349        11,544

Current Liabilities(2)                            2,827          3,371           3,339        2,778         4,174

Long-term Debt(2)                                 2,121          2,266           1,822        1,459         1,071

Total Stockholders' Equity(3)                     9,627         10,090           9,838        9,112         6,299



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 15 of this form 10-K. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for warranty reserves, accounting for pre-season order flooring interest, recourse obligation reserves and accounting for income taxes.

      The $1,021,322 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage, and forecasted usage and inventory shelf life. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

     The $204,081 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and a general reserve of $10,000, which is deemed appropriate for the level of receivables carried by the Company. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

-----------------------
(1) Includes deferred taxes.
(2) Includes loans from shareholders and deferred taxes.
(3) Includes $696 of preferred stock.

     The $74,453 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty and reserves are updated as trends in these variables change.

     The Company estimates the future interest that will be incurred by the Company associated with current sales under its dealer pre-season order program. At the time of sale, the Company reduces sales revenue and accrues a liability for the estimated future interest obligation. The Company estimates its future interest obligation pursuant to the terms of its pre-season order program and the shipping periods defined therein. The Company estimates that machinery shipped between October and May of each year, will be sold at the dealer level by the end of May and accrues an estimated future interest liability accordingly (ranging from 30 to 210 days). For machinery shipped after May, the Company estimates (since bagging season is in full swing) that it will incur interest for approximately 30 days, and accrues an estimated liability accordingly. For all other products, the company accrues an estimated future interest liability (ranging from 30 to 180 days) under the assumptions that the product will be sold at the dealer level by the end of the respective shipping periods as defined in the pre-season order program. For additional products ordered and shipped outside the defined shipping periods, the Company accrues an estimated future interest liability of approximately 30 days, which according to the pre-season order program, the Company pays interest through the end of the month of shipment. The Company had accrued an estimated liability of $73,266 under this program at December 31, 2003.

     The Company periodically assigns some of its trade accounts receivable to various third-party financing sources. These accounts can be assigned with or without recourse depending on the specific accounts assigned. The Company reviews on a monthly basis, those accounts assigned with recourse to determine their payment history with the third-party financing source and estimates if any accrual is necessary for potential future recourse obligations. At December 31, 2003, the balance of assigned accounts with recourse was $3,155,990. The Company has determined, that at December 31, 2003, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $1,577,772 valuation allowance against its tax assets as of December 31, 2003.

RESULTS OF OPERATIONS
---------------------

      The following table sets forth for the periods indicated certain items reflected in the Company's statements of operations as a percentage of revenue:


                                          Percentage of Total Revenue
                                          ---------------------------
                                            Year Ended December 31,
                                            -----------------------

                                   1999      2000     2001     2002     2003
                                   ----      ----     ----     ----     ----

Net Sales                           100%     100%     100%     100%     100%

Costs and Expenses:
  Cost of Sales                      77%      79%      80%      81%      85%
  Selling and Administration         19%      19%      21%      23%      24%
  Research and Development            1%       -        -        1%       1%
                                  ------    -----     -----    -----    -----

Income (Loss) From Operations         3%       2%      (1)%     (5%)    (10%)
                                  ======    =====     =====    =====    =====


YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------

         For the year ended December 31, 2003, net sales decreased 20.91% to $21,502,654 compared to $27,189,140 for the year ended December 31, 2002. Sales were down for the year as a result of the slow U.S. farm economy which resulted from the lowest U.S. milk prices seen since 2000. Milk prices were at record lows for the first half of the year and saw some improvement in the third quarter of 2003, but began to fall off again during the fourth quarter of 2003. The outlook for 2004 indicates that milk prices will remain above the record low levels seen during early 2003 of $9.11 and are anticipated to reach the $14-$15 range over the summer of 2004. Farmers began seeing increases in their monthly milk checks during the third quarter of 2003, but continued to remain cautious, despite continued low interest rates, on increasing their capital expenditures. Management believes that once sustained, prolonged upward movement in U.S. milk prices are seen, farmers will be able to repay their existing obligations which mounted from the persistently low milk prices over the last year. Also contributing to the decline was continued tightening in agricultural credit availability, as a result of the depressed U.S. milk prices, coupled with rising supplemental grain feed costs brought on by the summer drought conditions in the U.S.. In addition, increased volume discounts from the implementation of the Company's pre-season order program coupled with continued strong competition in the silage bag market, as farmers look for the most economically priced bag, without considering quality and customer service, contributed to the decline.

         [GRAPHIC OMITTED - TABULAR DATA SET FORTH BELOW]

Historical Milk Price Table Indicating Prices From 1980 to 2003
                                                                                                                    YR'S
  Year      Jan      Feb      Mar     Apr      May      June    July     Aug      Sept     Oct      Nov     Dec      Avg.
  ----      ---      ---      ---     ---      ---      ----    ----     ---      ----     ---      ---     ---      ----

  1980       11.37    11.35   11.59    11.70    11.66    11.68   11.73    11.86    12.07    12.42   12.52    12.61    11.88
  1981       12.64    12.66   12.67    12.64    12.61    12.59   12.53    12.47    12.46    12.52   12.52    12.56    12.57
  1982       12.55    12.46   12.45    12.45    12.43    12.42   12.42    12.44    12.46    12.56   12.56    12.62    12.49
  1983       12.62    12.59   12.53    12.51    12.51    12.50   12.50    12.48    12.48    12.52   12.56    12.11    12.49
  1984       12.05    12.06   12.08    12.07    12.08    12.09   12.17    12.30    12.64    12.64   12.72    12.52    12.29
  1985       12.40    12.21   11.95    11.62    11.46    11.20   11.10    11.08    11.12    11.21   11.19    11.18    11.48
  1986       11.12    11.04   11.02    10.98    10.98    11.00   11.06    11.33    11.55    11.69   11.91    11.88    11.30
  1987       11.70    11.27   11.03    11.00    11.00    11.07   11.17    11.27    11.42    11.35   11.34    11.12    11.23
  1988       10.91    10.60   10.43    10.33    10.34    10.34   10.52    10.98    11.48    11.88   12.23    12.27    11.03
  1989       11.90    11.26   10.98    11.09    11.12    11.33   11.76    12.37    13.10    13.87   14.69    14.93    12.37
  1990       13.94    12.22   12.02    12.32    12.78    13.28   13.43    13.09    12.50    10.48   10.25    10.19    12.21
  1991       10.13    10.04   10.02    10.04    10.23    10.58   10.99    11.50    12.02    12.50   12.48    12.10    11.05
  1992       11.71    11.21   10.98    11.46    12.06    12.46   12.59    12.54    12.28    12.05   11.84    11.34    11.88
  1993       10.89    10.74   11.02    12.15    12.52    12.03   11.42    11.17    11.90    12.46   12.75    12.51    11.80
  1994       12.41    12.41   12.77    12.99    11.51    11.25   11.41    11.73    12.04    12.29   11.86    11.38    12.00
  1995       11.35    11.79   11.89    11.16    11.12    11.42   11.23    11.55    12.08    12.61   12.87    12.91    11.83
  1996       12.73    12.59   12.70    13.09    13.77    13.92   14.49    14.94    15.37    14.13   11.61    11.34    13.39
  1997       11.94    12.46   12.49    11.44    10.70    10.74   10.86    12.07    12.79    12.83   12.96    13.29    12.05
  1998       13.25    13.32   12.81    12.01    10.88    13.10   14.77    14.99    15.10    16.04   16.84    17.34    14.20
  1999       16.27    10.27   11.62    11.81    11.26    11.42   13.59    15.79    16.26    11.49    9.79     9.63    12.43
  2000       10.05     9.54    9.54     9.41     9.37     9.46   10.66    10.13    10.76    10.02    8.57     9.37     9.74
  2001        9.99    10.27   11.42    12.06    13.83    15.02   15.46    15.55    15.90    14.60   11.31    11.80    13.10
  2002       11.87    11.63   10.65    10.85    10.82    10.09    9.33     9.54     9.92    10.72    9.84     9.74    10.42
  2003        9.78     9.66    9.11     9.41     9.71     9.75   11.78    13.80    14.30    14.39   13.47    11.87    11.42

         Source:  USDA Basic Formula Price (BFP)

PAGE BREAK REQUIRED DUE TO EDGAR PAGE SIZE.

      Machine sale revenue for the year declined 23.55% and bag sale revenue declined 17.15% compared to 2002. Machine sale revenue for the year declined as a result of the U.S. milk price and farm economic conditions previously discussed. As a percentage of total revenue for the year 2003, machine revenue declined 3% and bag revenue increased 1%. (See "Item 1. Business - General.") The following table identifies the number of machines sold by size by the Company in 2003 compared to 2002:

                                     Units Sold        Units Sold
             Machine Size               2003              2002
             ------------               ----              ----

                Small                    134               158
                Medium                     5                 6
                Large                     25                36
                                   ---------------- ------------------

                Total                    164               200
                                   ================ ==================

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

      For the year ended December 31, 2003, the Company sold two composting systems in addition to compost bag sales, generating approximately $524,000 in revenue, compared to four systems sold and compost bag sales for the year ended December 31, 2002, generating approximately $592,000 in revenue. Compost sales were down for the year as a result of current economic conditions and tight budgetary constraints for the Company's potential end users in the U.S.

     Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 30-35% of total sales. The gross margin realized on the Company's direct sales are typically within 1-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. The Company anticipates its sales mix to begin to favor more dealer sales in the future as a result of its change of sales focus during the later half of 2002. (See "Item 1. Business - Marketing.")

      International sales for the Company in 2003 were down in comparison to 2002 as a result of drought weather conditions in international dairy areas where the Company has a large portion of its international customer base, coupled with continued economic uncertainty affecting the international farm economy, resulting largely from BSE (mad cow) concerns. International sales to Germany remained constant compared to the prior year. In 1999, the Company's German dealer began manufacturing mid-sized bagging machines in Germany under a license from the Company. Therefore, the Company no longer sells mid-sized machines directly to its German dealer. Instead, the Company receives a royalty fee for each mid-sized machine sold by its German dealer, which is recorded as other income. In 1997, the Company formed a German joint venture in which the Company owns a 50% interest and its German dealer owns the remaining 50%. The joint venture distributes bags to the Company's German and European dealers. The Company's earnings from the joint venture are reported as other income and are accounted for using the equity method. Approximately $4.7 million in bag sales and service were distributed through the venture during 2003, an increase of 27%, compared to approximately $3.7 million in bag sales and service for 2002.

     Gross profit as a percentage of sales decreased 21.51% for the year ended December 31, 2003 compared to 2002. The decrease for the year was the result of lower sales volumes to cover fixed operating overheads, coupled with lower margins on the Company's used equipment sold during the year and increases incurred in the Company's inventory reserves. The decrease was partially offset by improved margins on the Company's "core" smaller bagging machines from production improvements made during 2002, in addition to lower warranty costs as a result of the Company passing on more of its warranty costs to its suppliers, coupled with lower freight costs for the year resulting largely from the Company streamlining its warehouse locations during 2002 to help in improving overall margins. (See "Item 1. Business - Farm Equipment and Products.") Also contributing to the decline for the year was an increase in volume discounts
(which are recorded as a reduction in net sales) from the Company's implementation of its pre-season order program, as 2003 was the first full year for this program and the related discount.

      Selling expenses for the year ended December 31, 2003 decreased 24.82% to $2,628,971 compared to $3,496,672 for the year ended December 31, 2002. The decrease in selling expenses for the year was the result of lower commissions and third party financing fees from lower sales volumes, lower overall advertising costs, coupled with lower personnel, benefit, and travel costs associated with sales personnel reductions made in late 2002 in connection with the shift more towards selling through the Company's dealer network, partially offset by increased dealer incentive costs.

      Administrative expenses for the year ended December 31, 2003 increased 2.59% to $2,810,904 compared to $2,739,811 for the year ended December 31, 2002. The increase for the year was the result of increased insurance expense and higher professional fees related to public company compliance with the Sarbanes-Oxley Act of 2002, in addition to slightly higher patent costs, which were partially offset by lower bad debt, general office and administrative personnel expenses.

     During the year ended December 31, 2003, the Company recorded a gain from the sale of assets of $185,358. The gain largely resulted from depreciated folding equipment that was sold to its German joint venture during the second quarter of 2003, in addition to the sale of fully depreciated miscellaneous manufacturing equipment and vehicles which occurred during the third quarter of 2003. During the second quarter of 2003, the Company recorded a gain from the sale of assets of $345,837. However, under the equity method of accounting with the Company's 50% ownership in the German joint venture, the Company's share of the gain of $172,918 was deferred and will be recognized as the German joint venture depreciates the folding equipment over its useful life. During the year ended December 31, 2003, $86,454 of the deferred gain was recognized as joint venture income.

      Research and development expenses for the year ended December 31, 2003 decreased 36.74% to $139,160 compared to $219,980 for the year ended December 31, 2002. The decrease in research and development expenses for the year was the result of completed research on various projects undertaken regarding new silage and nutritional studies of bagged feed and their effects on animal production, offset by continued research and testing in this area as well. Additionally, the Company continued testing on the newer design of the Company's larger-sized silage-bagging machines, and compost machine modification and development.

     Interest expense for the year ended December 31, 2003 decreased 21.78% to $245,656 compared to $314,068 for the year ended December 31, 2002. The decrease for the year was the result of the Company utilizing a smaller credit facility as a result of the Company changing its collection methods during the fourth quarter of 2002 whereby the Company's customers no longer have open account terms, which was partially offset by increased interest rates on the facility during the year. The Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases.

      Joint venture equity and royalty income for the year ended December 31, 2003 increased 34.23% to $423,074 compared to $315,196 for the year ended December 31, 2002. The increase for the year was the result of increased income from the joint venture as a result of the recognition of deferred folder sale gain (see discussion of gain from sale of assets above), coupled with a special one-time folding royalty received from the Company's joint venture upon the sale of the folding equipment to the joint venture which occurred during the second quarter of 2003. (See "Item 8. Financial Statements and Supplementary Data.")

     The Company's effective tax rate for the year ended December 31, 2003 was 41%. The effective tax rate was an expense during the year due to the fact the Company established a $1,577,772 valuation allowance against its deferred tax assets in respect to the Company's ability to utilize its Net Operating Loss carryforwards and research tax credits, which was offset by the fact the Company's income from its German joint venture is not taxable in the United States, and the extraterritorial income exclusion provisions of the current United States tax code.

      Net loss for the year ended December 31, 2003 was $2,753,715 compared to a net loss of $663,988 for the year ended December 31, 2002. The net loss for the year was the result of lower sales and gross margins, lower miscellaneous income, increased administrative expenses, and the establishment of a deferred tax valuation allowance on its deferred tax assets, partially offset by decreased selling, research and development, and interest expenses and increased joint venture equity and royalty income and gain from the sale of assets.


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

     This is a shift from the positive trends that could be seen moving into the first quarter of 2002. These positive trends included stabilizing milk prices, continued optimism that milk prices in the U.S. would remain above the record low levels of the year 2000 throughout 2002 and continued easing of credit by financial institutions for the farming sector that, coupled with the interest rate reductions of 2001, allowed farmers to be more optimistic and resume capital expenditures. Sales were down for the year which began eroding during the second quarter and continued throughout the remainder of 2002. Supplemental grain feed costs remained low during the first two quarters of 2002, which tended to improve the availability of farm operating funds. However, this trend reversed during the third quarter as discussed above. Throughout 2002, strong competition in the silage bag market continued, as farmers look for the most economical bag, with lesser consideration to overall quality, customer service and recycling of the used plastic silage bags offered by the Company.

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

      Joint venture equity and royalty income for the year ended December 31, 2002 increased 5.39% to $315,196 compared to $299,065 for the year ended December 31, 2001. The increase for the year was the result of increased sales from the joint venture during the year (see the international sales discussion above) coupled with a slight increase in folding royalties, as plastic tonnage folded in 2002 by the
German joint venture increased approximately 12% from 2001 tonnage folded. (See "Item 8. Financial Statements and Supplementary Data".)

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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

        In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of
this  statement  to  be  classified  as   liabilities   (or  an  asset  in  some
circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

       In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," the Company is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003.

Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company is associated with a potential variable interest entity through their investment in BAW as described in Note 12 to the Financial Statements. Management determined that BAW is a variable interest entity, but concluded that the Company is not the primary beneficiary. Management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The seasonal nature of the northern hemisphere farming industry, the production time for equipment and the time required to prepare bags for use requires the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company must maintain a significant level of bags during the spring and summer to meet the sales demands during the harvest season. The Company uses working capital and trade credit to increase its inventory so that it has sufficient inventory levels available to meet its sales demands. Although the Company's pre-season ordering program provides it with some flexibility in production, the Company must maintain adequate inventory levels for those customers, both old and new, who order or re-order product outside of this program throughout the year.

      The Company relies on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers have provided sufficient trade credit to meet the demand to date and have been flexible with their payment terms (including extended payment arrangements) provided to the Company and management believes this will continue. However, no assurance can be given that suppliers will continue to provide sufficient trade credit in the future.

     As a result of the Company incurring net losses during the previous three years and its negative cash flows from operations for the current year, there is uncertainty about the Company's ability to continue as a going concern. The Company's management believes the Company's weak operating results have been primarily due to the depressed milk prices in the agriculture sector, which has a direct impact on the disposable income of its dairy farm customers, who account for 75% of the Company's business. The Company further believes that dairy farmers have been delaying or eliminating capital expenditures due to their uncertainties regarding milk prices and their disposable income. Early predictions for 2004 show milk prices significantly higher than the historically low levels seen for many of the previous years and the Company expects operating results to improve as dairy farmers begin to see increases in their disposable income through stabilizing milk prices. The Company's management also feels that dealers have been conservative on their pre-season orders for 2003-04 as a result of the prolonged, depressed milk price situation. It is management's feeling that some dealers will have the need to re-order additional product during the year as a result of the forecasted improving milk price, which should help the Company's dealers sell out of their remaining inventories. If this happens, there is a potential for higher gross margins for the Company, as the dealers would be re-ordering outside of the pre-season order program terms which provide for a lower volume discount on their re-orders. (See "Results of Operation" discussion.)

     To help provide positive cash flow for the Company, management has implemented an expense reduction plan. Specifically, management has implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management has also been considering other changes to the Company's business model such as opportunities to sell the business, refinance the Warrenton, Oregon facility (which has only a small economic development loan outstanding against this collateral), consolidate or dispose of manufacturing facilities or other tangible or intangible assets, including selling the Company's 50% interest in its joint venture, or take out a policy loan against the life insurance policies currently in force in which the Company is the beneficiary. However, no assurance can be given that the Company will be successful in accomplishing these objectives.

      Accounts receivable increased 5.82% at December 31, 2003 to $1,226,390 compared to $1,158,927 at December 31, 2002. The increase for the year was a result of several large machine sales occurring during December where the Company did not receive funding from its third party financing sources prior to the end of December. The Company received payment during the first quarter of 2004. (See "Item 8. Financial Statements and Supplementary Data.") As a result of the Company changing its collection methods during the fourth quarter of 2002, whereby the Company's customers no longer have open account terms, the Company generally receives funding from its third party financing sources within 10 days of invoice processing. For new purchases, the Company's customers have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company has established adequate reserves ($204,081 at December 31, 2003 compared to $203,595 at December 31,
2002) against accounts receivable in the event that some of the remaining accounts become uncollectible.

      The Company relies on its third-party financing sources and the dealers' own established credit with their local banks, to provide funding for the Company's dealers and retail customers for their purchases under the pre-season order program. The Company's third party financing sources and dealers' local banks have provided sufficient credit to the Company's dealers to date for the Company to obtain payment for their purchases and management believes this will continue. However, no assurance can be given that the Company's third-party financing sources and dealers' local banks will continue to provide the Company with dealer and end user financing programs designed for the Company.

      Inventory decreased 4.47% at December 31, 2003 to $5,781,345 compared to $6,051,720 at December 31, 2002. The decrease in inventory resulted from the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements. Contributing to these efforts was the implementation of the Company's pre-season ordering program introduced in September 2002 for the 2002-03 season which the Company continued in October 2003 for the 2003-04 season. (See Item 1.
 "Business - Marketing.")

      Prepaid expenses and other current assets increased 26.61% at December 31, 2003 to $251,808 compared to $198,877 at December 31, 2002. The increase was the result of an increase in trade show deposits and prepaid insurance expense.

      Deferred income taxes decreased to $-0- at December 31, 2003 compared to $1,013,000 at December 31, 2002. The decrease was the result of the Company establishing a valuation allowance of $1,577,772 against its deferred tax assets during 2003.

      Intangible assets at December 31, 2003 increased to $15,066 compared to $11,511 at December 31, 2002. The increase was the result of new patents developed on the Company's bagging machine technology, offset by normal amortization expense.

     The BAW joint venture asset decreased to $376,974 at December 31, 2003 compared to $397,938 at December 31, 2002. The decrease was the result of the deferred gain under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture in the second quarter of 2003, which was offset by the Company's share of income for the year. During the year ended December 31, 2003, $86,454 of deferred gain was recognized.

      Other assets were flat at December 31, 2003 at $491,513 compared to $490,628 on December 31, 2002.

     The Company has a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 4 3/4 %. As of December 31, 2003, $2,090,448 had been drawn under the credit line. The line of credit will fluctuate based upon production needs and the timing of collection of receivable balances. Additionally, the Company's borrowing base fluctuates as receivables and inventory change. The borrowing base is equal to
(1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of 40% of eligible inventory or $2 million. The line of credit is subject to certain net worth and earnings covenants, and an annual capital expenditure limit. The Company was not in compliance with the net worth and earnings covenants at December 31, 2003 and has received a waiver for these violations. The Company's covenants have been reset for 2004 to provide the Company with the ability to operate under its financial plan submitted to its primary lender. Management believes that funds generated from operations, management's implemented expense reduction plan and other changes being considered to the Company's business model (as discussed above and in Note 2 to the Company's Financial Statements), and the Company's operating line of credit, will be sufficient to meet the Company's cash requirements through 2004. The Company's line of credit is subject to renewal in May 2006.

      On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($535,987 US) as security for an additional cash credit facility of the Company's German joint venture. In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($312,500 US). There was -0- Euro outstanding and guaranteed by the Company under this additional cash credit facility at December 31, 2003.

      Accounts payable increased 3.72% at December 31, 2003 to $936,953 compared to $903,309 at December 31, 2002. The increase for the year was the result of the Company continuing its manufacturing process during the fourth quarter (resulting from the Company's pre-season order program whereby the Company is trying to level out its production process), coupled with some extended term payment arrangements provided by some of the Company's principal suppliers. (See "trade credit" discussion above.)

      Accrued expenses and other current liabilities in total decreased 15.31% at December 31, 2003 to $961,731 compared to $1,135,608 at December 31, 2002.
The decrease in total accrued expenses and other current liabilities for the year was the result of decreased payroll & benefit accruals from personnel reductions during the year, coupled with decreased dealer deposits from the Company's change in its customer payment options implemented in late 2002, in addition to lower accrued warranty expenses resulting from the Company passing on more warranty costs to its principal suppliers. This was offset by increases in volume discounts from the Company's pre-season order program, coupled with increased general and pre-season order flooring interest accruals.

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

      The following table outlines the Company's future contractual obligations by type:

                                                         Payments due by period
                               -------------------------------------------------------------------------
Contractual                                      Less than                                 More than
Obligations                         Total          1 year      1-3 years     3-5 years      5 years
                               -------------------------------------------------------------------------
Long-term debt                       $1,254,194      $182,706      $161,744     $159,265       $750,479
Operating leases                        259,349        18,264        43,834       43,834        153,417
Purchase obligations                    -              -             -            -              -
                               -------------------------------------------------------------------------
Total                                $1,513,543      $200,970      $205,578     $203,099       $903,896
                               =========================================================================

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

As of December 31, 2003, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

o A sharp decline in the health and government subsidies of the farming sector of the U.S. economy could cause a reduction in our revenue.

         If a reduction in availability of credit or government subsidies in the farming sector occurs, or, interest rates begin to rise, our sales may decline as farmers will find it more difficult to purchase capital equipment and may become more cautious on incurring additional farm debt.

o    Our revenues are historically seasonal and dependent on weather conditions.

         Our core business is dependent on weather conditions during the harvest seasons in North America and Europe. Adverse weather conditions affect farmers' crops and reduce demand for our products. Approximately 53%-70% of our revenue is historically generated in the second and third quarters. In September 2002 however, the Company took steps to begin to counteract some of this seasonality with the introduction of its pre-season order program which it continued for the 2003-04 season with some modifications.

o We may not continue to gain market acceptance of our pre-season order program.

         The Company introduced a new pre-season order program in September 2002, which was modified in October 2003, for use by the Company's dealers in placing their entire anticipated next year's product order. This is the first time the Company has introduced such a comprehensive program and no assurance can be given that it will be fully accepted in the marketplace.

o    We may lose our third-party financing sources.

         The Company is dependent upon its relationships with its independent third-party financing sources and dealers' local banks, which provide both wholesale and retail financing to the Company's dealers and end users. If the Company's independent third-party financing sources, or dealers' local banks, were unable to offer their current programs or provide the level of credit to the Company's dealers, alternative sources would have to be found. This may cause a delay in the Company's ability to ship product under the terms of its pre-season order program.

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

o    Our bag pricing is dependent on the price of resin.

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

         The Company's exposure to changes in interest rates is minimal. Primarily all of the Company's long-term debt is fixed rate. The Company's line of credit is based on the prime rate plus 4 3/4%.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      Reference is made to the financial statements and related notes and supplemental data under Item 15 filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      None.


ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.



                                    PART III
                                    --------

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      A definitive proxy statement for the 2004 Annual Meeting of Stockholders of Ag-Bag International Limited to be held on June 7, 2004 will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ("Proxy Statement"). The information set forth in the Proxy Statement under "Election of Directors," "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. Executive officers of Ag-Bag International Limited are listed under the heading "Executive Officers of the Registrant" in this Form 10-K.

     The Company has not adopted a Code of Ethics, within the meaning of applicable SEC rules, relating to the conduct of its officers and directors. The Company has identified the need for a Code of Ethics but has been unable to adopt one yet because of other management focus and time constraints. The Company's board of directors is currently reviewing this requirement and intends to develop a Code of Ethics during 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

      Part of the information required is set forth under the caption "Security Ownership of Beneficial Owners" in the Proxy Statement and is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------- ---------------------------- ----------------------- ----------------------------------
         PLAN CATEGORY            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                    ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION PLANS
                                      WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     (EXCLUDING SECURITIES REFLECTED
                                              (A)                       (B)                     IN COLUMN (A))
                                                                                                      (C)
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans
approved by security holders                   -                         -                             -
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans not
approved by security holders                350,000                     $.64                        960,335
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Total                                       350,000                     $.64                        960,335
--------------------------------- ---------------------------- ----------------------- ----------------------------------

The Company has an Employee Stock Plan, Incentive Stock Plan and Non-employee Director Stock Option Plan, which have not been approved by security holders. Information on the plans are contained in Note 10 to the Company's Financial Statements. These plans have previously been filed as exhibits to the Company's public filings. (See "Exhibit Index")

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information required is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

      Information required is set forth under the caption "Audit Committee Report" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                                                        Page
         1.   Index to Financial Statements...........................................................    36

              Independent Auditor's Report............................................................   F-1

              Balance Sheets at December 31, 2003 and 2002............................................   F-2

              Statements of Operations and Comprehensive Loss for the years ended
                  December 31, 2003, 2002 and 2001....................................................   F-4

              Statements of changes in Shareholders' Equity for the years ended
                  December 31, 2003, 2002 and 2001....................................................   F-5

              Statements of Cash Flows for the years ended December 31,
                  2003, 2002 and 2001.................................................................   F-6

              Notes to Financial Statements...........................................................   F-7

         2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 15:

              Independent Auditor's Report on Supplemental Information................................  F-29

              Schedule of Valuation and Qualifying Accounts...........................................  F-30

              Audited Financial Statements of BAW group as of December 31, 2003, 2002 and 2001........  F-31
                  (Considered a significant 50% owned equity investee as defined under SEC Regulation S-X 3-09)

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits........................................    37

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

                               AG-BAG INTERNATIONAL LIMITED,
                               a Delaware corporation

Date: March 29, 2004           By: \s\ MICHAEL J. SCHOVILLE
                                   ---------------------------------------------
                                   Michael J. Schoville, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 29, 2004           By: \s\ LARRY R. INMAN
                                   --------------------------------------------
                                   Larry R. Inman, Chairman, Board of
                                   Directors and President

Date: March 29, 2004           By: \s\ MICHAEL J. SCHOVILLE
                                   --------------------------------------------
                                   Michael J. Schoville, Chief Executive
                                   Officer (Principal Executive Officer)

Date: March 29, 2004           By: \s\ MICHAEL R. WALLIS
                                   --------------------------------------------
                                   Michael R. Wallis, Chief Financial
                                   Officer and Vice President, Finance
                                   (Principal Financial and Accounting
                                   Officer)

Date: March 29, 2004           By: \s\ LEMUEL E. CUNNINGHAM
                                   --------------------------------------------
                                   Lemuel E. Cunningham, Director

Date: March 29, 2004           By: \s\ MICHAEL W. FOSTER
                                   --------------------------------------------
                                   Michael W. Foster, Director

Date: March 29, 2004           By: \s\ JIM DEMATTEO
                                   --------------------------------------------
                                   Jim DeMatteo, Director

Date: March 29, 2004           By: \s\ ARTHUR P. SCHUETTE
                                   --------------------------------------------
                                   Arthur P. Schuette, Director

Date: March 29, 2004           By: \s\ UDO WEBER
                                   --------------------------------------------
                                   Udo Weber, Director

                                TABLE OF CONTENTS



                                                                      Page
                                                                      ----
AG-BAG INTERNATIONAL LIMITED
----------------------------

Independent Auditor's Report                                           F-1

Financial Information

     Balance Sheets                                                    F-2

     Statements of Operations and Comprehensive Loss                   F-4

     Statements of changes in Shareholders' Equity                     F-5

     Statements of Cash Flows                                          F-6

     Notes to Financial Statements                                     F-7

Supplemental Information

     Independent Auditor's Report on Supplemental Information         F-29

     Valuation and Qualifying Accounts                                F-30


BAW
---

Independent Auditor's Report                                          F-31

Balance Sheets                                                        F-32

Statements of Income and Comprehensive Income                         F-34

Statement of Shareholders' Equity                                     F-35

Statements of Cash Flows                                              F-37

Notes to Financial Statements                                         F-38

Reconciliation of German GAAP to U.S. GAAP                            F-54

Exhibit I - Composition and development of tangible assets            F-55

Exhibit 2 - Euro exchange rate table                                  F-56

CONTENTS
--------------------------------------------------------------------------------

                                                                         PAGE

INDEPENDENT AUDITOR'S REPORT                                              F-1


FINANCIAL STATEMENTS

     Balance sheets                                                 F-2 - F-3

     Statements of operations and comprehensive loss                      F-4

     Statements of changes in shareholders' equity                        F-5

     Statements of cash flows                                             F-6

     Notes to financial statements                                 F-7 - F-28


SUPPLEMENTAL INFORMATION

     Independent auditor's report on supplemental information            F-29

     Valuation and qualifying accounts                                   F-30

















--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Ag-Bag International Limited


We have audited the accompanying balance sheets of Ag-Bag International Limited as of December 31, 2003 and 2002, and the related statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ag-Bag International Limited as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a retained deficit, negative cash flows from operations and is out of compliance with its bank covenants, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Medford, Oregon
February 20, 2004

AG-BAG INTERNATIONAL LIMITED
BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    DECEMBER 31,
                                                        ---------------------------------
                                                              2003              2002
                                                        ---------------   ---------------
CURRENT ASSETS
     Cash                                                    $ 167,528          $ 67,526
     Accounts receivable, less allowance for doubtful
         accounts of $204,081 and $203,595
         at 2003 and 2002, respectively                      1,226,390         1,158,927
     Inventories                                             5,781,345         6,051,720
     Prepaid expenses and other current assets                 251,808           198,877
     Deferred income taxes                                           -           388,000
                                                        ---------------   ---------------

                Total current assets                         7,427,071         7,865,050
                                                        ---------------   ---------------








PROPERTY, PLANT, AND EQUIPMENT, NET                          3,233,673         3,958,473
                                                        ---------------   ---------------








OTHER ASSETS
     Deferred income taxes                                           -           625,000
     Intangible assets, net                                     15,066            11,511
     BAW joint venture                                         376,974           397,938
     Other assets                                              491,513           490,628
                                                        ---------------   ---------------

                Total other assets                             883,553         1,525,077
                                                        ---------------   ---------------

TOTAL ASSETS                                              $ 11,544,297      $ 13,348,600
                                                        ===============   ===============


F-2
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         December 31,
                                                               --------------------------------
                                                                    2003             2002
                                                               ---------------  ---------------
CURRENT LIABILITIES
     Line of credit                                               $ 2,090,448        $ 384,725
     Current portion of long-term debt and capital
         lease obligations                                            182,706          351,974
     Accounts payable                                                 936,953          903,309
     Accrued payroll and payroll taxes                                206,514          307,935
     Dealer deposits                                                        -           78,038
     Warranty reserve                                                  74,753          177,384
     Volume discounts                                                 205,984          168,500
     Accrued expenses and other current liabilities                   474,480          403,751
     Income taxes payable                                               2,210            2,210
                                                               ---------------  ---------------

                Total current liabilities                           4,174,048        2,777,826
                                                               ---------------  ---------------

NONCURRENT LIABILITIES
     Long-term debt and capital lease obligations,
         net of current portion                                     1,071,488        1,459,138
                                                               ---------------  ---------------

                Total liabilities                                   5,245,536        4,236,964
                                                               ---------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
     Preferred stock, $4 liquidiation value per share, 8.5%
         cumulative dividend, nonvoting, 5,000,000 shares
         authorized; 174,000 shares issued and outstanding            696,000          696,000
     Common stock, $.01 par value, 25,000,000 shares
         authorized; 12,061,991 shares issued                         120,619          120,619
     Treasury stock                                                   (31,500)         (31,500)
     Additional paid-in capital                                     9,210,211        9,210,211
     Accumulated deficit                                           (3,696,569)        (883,694)
                                                               ---------------  ---------------

                Total shareholders' equity                          6,298,761        9,111,636
                                                               ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                      $ 11,544,297     $ 13,348,600
                                                               ===============  ===============

See accompanying notes.                                                      F-3
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                          Years Ended December 31,
                                                         ----------------------------------------------------------
                                                               2003                2002                 2001
                                                         -----------------   -----------------    -----------------
NET SALES                                                    $ 21,502,654        $ 27,189,140         $ 28,708,233

COST OF SALES                                                  18,357,038          22,121,346           22,947,604
                                                         -----------------   -----------------    -----------------

            Gross profit from operations                        3,145,616           5,067,794            5,760,629

OTHER OPERATING EXPENSES
     Selling expenses                                           2,628,971           3,496,672            3,441,197
     Administrative expenses                                    2,810,904           2,739,811            2,626,268
     (Gain) loss on sale of assets                               (185,358)               (500)               8,648
     Research and development expenses                            139,160             219,980              213,757
                                                         -----------------   -----------------    -----------------

            Loss from operations                               (2,248,061)         (1,388,169)            (529,241)

OTHER INCOME (EXPENSE)
     Interest income                                                    -              45,828               30,714
     Interest expense                                            (245,656)           (314,068)            (355,686)
     Joint venture equity and royalties                           423,074             315,196              299,065
     Other                                                        123,202             141,435              157,931
                                                         -----------------   -----------------    -----------------

            Loss before income taxes                           (1,947,441)         (1,199,778)            (397,217)

Provision (benefit) for income taxes                              806,274            (535,790)            (233,067)
                                                         -----------------   -----------------    -----------------

NET LOSS AND COMPREHENSIVE LOSS                               $(2,753,715)         $ (663,988)          $ (164,150)
                                                         =================   =================    =================

BASIC AND DILUTED NET LOSS PER
     COMMON SHARE                                                 $ (0.24)            $ (0.06)             $ (0.02)
                                                         =================   =================    =================

BASIC AND DILUTED WEIGHTED-AVERAGE
     COMMON SHARES OUTSTANDING                                 11,956,991          11,956,991           12,001,868
                                                         =================   =================    =================








F-4                                                      See accompanying notes.
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                           Retained
                                  Preferred Stock       Common Stock      Treasury Stock    Additional     Earnings        Total
                                 ----------------- -------------------- ------------------    Paid-In    (Accumulated  Shareholders'
                                  Shares   Amount    Shares      Amount  Shares    Amount     Capital      Deficit)       Equity
                                 ------- --------- ---------- --------- ------- ---------- ------------- ------------- -------------

BALANCE,
     December 31, 2000           174,000 $ 696,000 12,061,991 $ 120,619       -       $ -   $ 9,210,211      $ 62,764  $ 10,089,594

Purchase of common stock               -         -          -         - 105,000   (31,500)            -             -       (31,500)

Preferred stock dividends              -         -          -         -       -         -             -       (59,160)      (59,160)

Net loss and comprehensive loss        -         -          -         -       -         -             -      (164,150)     (164,150)
                                 ------- --------- ---------- --------- ------- ---------- ------------- ------------- -------------

BALANCE,
     December 31, 2001           174,000   696,000 12,061,991   120,619 105,000   (31,500)    9,210,211      (160,546)    9,834,784

Preferred stock dividends              -         -          -         -       -         -             -       (59,160)      (59,160)

Net loss and comprehensive loss        -         -          -         -       -         -             -      (663,988)     (663,988)
                                 ------- --------- ---------- --------- ------- ---------- ------------- ------------- -------------

BALANCE,
     December 31, 2002           174,000   696,000 12,061,991   120,619 105,000   (31,500)    9,210,211      (883,694)    9,111,636

Preferred stock dividends              -         -          -         -       -         -             -       (59,160)      (59,160)

Net loss and comprehensive loss        -         -          -         -       -         -             -    (2,753,715)   (2,753,715)
                                 ------- --------- ---------- --------- ------- ---------- ------------- ------------- -------------

BALANCE,
     December 31, 2003           174,000 $ 696,000 12,061,991 $ 120,619 105,000 $ (31,500)  $ 9,210,211   $(3,696,569)  $ 6,298,761
                                 ======= ========= ========== ========= ======= ========== ============= ============= =============















See accompanying notes.                                                      F-5
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                             Years Ended December 31,
                                                             -------------------------------------------------------
                                                                   2003               2002               2001
                                                             -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $ (2,753,715)        $ (663,988)        $ (164,150)
     Adjustments to reconcile net loss to net cash
            from operating activities:
         Depreciation and amortization                                775,980            816,262            762,390
         Change in inventory reserve                                  290,000             79,000             77,500
         (Gain) loss on disposition of equipment                     (185,358)              (500)             8,648
         Deferred income taxes                                      1,013,000           (538,000)          (207,000)
         Equity in joint venture earnings                            (151,954)          (125,000)          (131,200)
     Change in assets and liabilities:
         Accounts receivable                                          (67,463)         1,274,915            507,537
         Inventories                                                  (68,046)           233,448            397,528
         Prepaid expenses and other current assets                    (52,931)            26,667            (33,806)
         Other assets                                                    (885)            (8,924)           (82,030)
         Accounts payable                                              33,644            230,746             66,735
         Accrued expenses and other current liabilities              (173,877)           159,306            (47,986)
         Income taxes payable                                               -              2,210           (175,130)
                                                             -----------------  -----------------  -----------------

                Net cash from operating activities                 (1,341,605)         1,486,142            979,036
                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (49,745)          (207,775)          (427,984)
     Acquisition of intangible assets                                 (12,532)                 -             (4,267)
     Proceeds from disposition of equipment                           414,239                500              3,750
                                                             -----------------  -----------------  -----------------

                Net cash from investing activities                    351,962           (207,275)          (428,501)
                                                             -----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                  21,834,727         12,053,903         13,068,243
     Principal payments on line of credit                         (20,404,004)       (12,957,033)       (13,005,026)
     Principal payments on debt                                      (281,918)          (413,577)          (382,460)
     Purchase of common stock                                               -                  -            (31,500)
     Dividends paid                                                   (59,160)           (59,160)           (59,160)
                                                             -----------------  -----------------  -----------------

                Net cash from financing activities                  1,089,645         (1,375,867)          (409,903)
                                                             -----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                       100,002            (97,000)           140,632

CASH, beginning of year                                                67,526            164,526             23,894
                                                             -----------------  -----------------  -----------------

CASH, end of year                                                   $ 167,528           $ 67,526          $ 164,526
                                                             =================  =================  =================

SUPPLEMENTAL DISCLOSURE OF NONCASH
          INVESTING AND FINANCING ACTIVITIES
     Long-term debt extinguished through
         additional line of credit advances                         $ 275,000                $ -                $ -
                                                             =================  =================  =================

F-6                                                       See accompanying notes
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

ORGANIZATION - Ag-Bag International Limited (the Company) is a Delaware corporation. The Company's primary operations include the manufacturing and sale of machines and related bags used in the agriculture industry to store feed for livestock, grain, and other products. The Company also manufactures machines and bags for composting. The Company's primary market is North America; however, it sells products worldwide.

The Company's common stock began trading publicly on January 17, 1990, and is traded on the OTC Bulletin Board under the symbol "AGBG."

STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

The Company transferred $135,490 in 2003 from rental equipment to inventory held-for-sale. In 2003, 2002, and 2001 the Company transferred $183,911, $331,726, and $697,849, respectively, from inventory held-for-sale to rental equipment.

ACCOUNTS RECEIVABLE - Accounts receivable are from distributors and customers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Also, to reduce the risk of credit loss, the Company requires letters of credit from foreign customers with which no credit history has been established.

Receivables are presented at the aggregate unpaid principle balance amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through a provision for bad debts expense. Receivables are charged against the allowance for bad debt when management believes the collectibility of an account is unlikely. The allowance is an amount that management believes will be adequate to absorb future losses on existing receivables that may become uncollectible based upon overall receivable quality, review of specific problem accounts, current economic conditions, and prior charge-off experience. The uncollectible portion of a customer's unpaid principle balance is charged-off after the Company initiates the collection process, investigates the circumstances of the past-due balance, and determines an amount to be uncollectible. Generally, the Company considers receivables from import shipments past due after 15 days; export and air freight shipments past due after 30 days; and shipments utilizing a foreign agent past due after 60 days. The Company accrues interest on past-due accounts and continues to accrue interest until the Company considers the receivable uncollectible.

INVENTORIES - Inventories are stated at the lower of cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items.

                                                                             F-7
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from 5 to 7 years for equipment, and 20 to 30 years for buildings.

Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

INTANGIBLE ASSETS - Intangible assets consist of licenses and patents. The cost of the licenses and patents are amortized over the lesser of the terms of the related agreement or the estimated useful lives of the respective asset, ranging from 7 to 12 years.

THIRD-PARTY FINANCING ARRANGEMENTS - The Company assigns some of its trade accounts receivable to various third-party financing sources with discount rates ranging from .75% to 1.5% at December 31, 2003. The accounts can be assigned with or without recourse depending on the specific account being assigned. At December 31, 2003, the balance of assigned accounts with recourse was $3,155,990. Management has reviewed the accounts with recourse at December 31, 2003, and determined that no accrual is necessary for potential future recourse obligations.

PRE-SEASON ORDER FLOORING - During 2002, the Company implemented a Pre-Season Order Program under which the Company pays the flooring interest for dealers who make purchases from the Company under specific provisions of the Pre-Season Order Program. The Company estimates their future obligations under this program at the time of sale, reduces sales revenues, and accrues a liability for the estimated future interest obligation. Total dealer flooring interest was $344,870 and $113,534 for the years ended December 31, 2003 and 2002, respectively.

VOLUME DISCOUNTS - Under the same Pre-Season Order Program, the Company pays volume discounts to dealers based upon a sliding scale for the volume of orders placed by dealers. The Company estimates their future obligations under this program at the time of sale, reduces sales revenues, and accrues a liability for the estimated future volume discount obligation. Total volume discounts were $732,458, $182,765 and $71,635 for years ended December 31, 2003, 2002 and 2001, respectively.

REVENUE RECOGNITION - Revenue is recognized when the customer has placed an order for the product, the product is delivered or shipped to the customer, the sale's price has been determined, and collection is reasonably assured. The Company includes revenues earned on shipping costs billed to customers in "Net Sales," and costs to ship products are included in "Cost of Sales."

ADVERTISING COSTS - The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2003, 2002, and 2001 were $412,047, $504,060, and $573,945, respectively.

F-8
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

WARRANTY RESERVE - At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales' trends in products covered under warranty, and adjusts its warranty reserves accordingly. Warranty activity for the years ended December 31, 2003 and 2002 was as follows:

                                                     2003            2002
                                                --------------  --------------

       Balance, beginning of year                   $ 177,384       $ 124,482
       Charged to expense                              93,330         328,041
       Warranty costs incurred during the year       (195,961)       (275,139)
                                                --------------  --------------

       Balance, end of year                          $ 74,753       $ 177,384
                                                ==============  ==============



STOCK OPTION PLAN - The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost for the Company's stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with the methodology prescribed under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," additional compensation expense would have been recognized.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003, 2002, and 2001 using the Black-Scholes pricing model as prescribed under SFAS No. 123. The following assumptions were made for grants in 2003, 2002, and 2001: risk-free interest rate of 2.94%, 4.41%, and 4.41%, respectively, expected life of seven years, and dividend rates of 0%. For 2003, 2002, and 2001 the expected volatility over the expected lives of the grants was assumed to be 102.52%, 77.04%, and 77.92%, respectively. The weighted-average fair value of the options granted was estimated to be $.34 in 2003, $.20 in 2002, and $.34 in 2001.










                                                                             F-9
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

If the Company had accounted for the value of the options granted during 2003, 2002, and 2001, in accordance with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                 2003                2002             2001
                             ----------------   --------------   ---------------

    Net loss:
        As reported             $ (2,753,715)       $(663,988)        $(164,150)
        Pro forma               $ (2,766,083)       $(673,278)        $(178,023)

    Net loss per share:
        As reported                  $ (0.24)         $ (0.06)          $ (0.02)
        Pro forma                    $ (0.24)         $ (0.06)          $ (0.02)


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

The Company has recorded a deferred tax asset of $1,577,772 and $1,013,000 as of December 31, 2003 and 2002, respectively. Management has established a valuation allowance of $1,577,772 against these deferred tax assets.

NET INCOME PER COMMON SHARE - Basic net income per share is calculated using the weighted-average number of common shares outstanding during each year. Preferred stock dividends were considered in the computation. The calculation of diluted net income per share excludes the effect of potentially dilutive common stock equivalents because their impact, when calculated using the treasury stock method, is antidilutive.






F-10
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

SEGMENT INFORMATION -the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has analyzed the reporting requirements of the standard and has determined that its operations are within a single operating segment.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturity of these instruments. The carrying value of notes payable approximated fair value as of December 31, 2003 and 2002, based upon interest rates and terms available for the same or similar loans.

MANAGEMENT ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing these financial statements include allowances for doubtful accounts receivable, inventory obsolescence reserves, depreciation methods for property, plant and equipment, valuation allowances for deferred tax assets and reserves for recourse obligations, warranty obligations, and Pre-Season Order flooring interest obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or assets in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.








                                                                            F-11
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," the Company is now required to apply FIN 46 to all unconsolidated variable-interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company is associated with a potential variable-interest entity through their investment in BAW as described in Note 12. Management determined that BAW is a variable-interest entity but concluded that the Company is not the primary beneficiary. Management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's financial statements.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation.
















F-12
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $2,753,715, $663,988, and $164,150 during the previous three years and has an accumulated deficit of $3,696,569 at December 31, 2003. The Company also had negative cash flows from operations of $1,341,605 for the current period. The Company is out of compliance with its net worth and earnings covenants under their line of credit agreement with its primary lender, Wells Fargo Business Credit.

Management believes their recent weak operating results have been primarily due to depressed milk prices in the agricultural sector, which has a direct impact on the disposable income of their dairy farmer customers. Management estimates that over 75% of their end users are dairy farmers. Management believes that dairy farmers have been delaying or eliminating capital expenditures due to their uncertainties regarding milk prices and their disposable income. Management further believes that early predictions for 2004 show milk prices significantly higher than the historically low levels seen for much of the previous years and expects operating results to improve as dairy farmers begin to see increases in their disposable income through stabilizing milk prices. Management also feels that its dealers have been conservative on their pre-season orders for 2003-04 as a result of the prolonged, depressed milk price situation. It is managements feeling that some of its dealers will have the need to re-order additional product during the year as a result of the forecasted improving milk price, which should help them sell out of their remaining inventories currently in their dealer stock. If this happens, there is a potential for higher gross margins for the Company, as the dealer would be re-ordering outside of the pre-season order program terms which provide for a lower volume discount on their re-orders. In addition, management has implemented an expense reduction plan. Specifically, management has implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management has also been considering other changes to their business model such as opportunities to sell the business, refinance its Warrenton, Oregon facility (which has only a small economic development loan outstanding against this collateral), consolidate or dispose of manufacturing facilities, or other tangible or intangible assets, including selling the Company's 50% interest in its joint venture, or take out a policy loan against the life insurance policies currently in force in which the Company is the beneficiary, to provide positive cash flows to the Company.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.








                                                                            F-13
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                   2003              2002
                                              --------------    --------------

         Parts and subassembly                  $ 1,878,102       $ 2,314,476
         Work-in-process and raw materials          934,986         1,221,388
         Machines                                 2,249,183         1,690,710
         Bags and other finished goods              719,074           825,146
                                              --------------    --------------

                                                $ 5,781,345       $ 6,051,720
                                              ==============    ==============


NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

                                                   2003              2002
                                              --------------    --------------

         License and patent costs                 $ 629,645         $ 617,113
         Less accumulated amortization             (614,579)         (605,602)
                                              --------------    --------------

                                                   $ 15,066          $ 11,511
                                              ==============    ==============



Intangible assets are being amortized over their estimated useful lives ranging from 7 to 12 years. Amortization expense for the years ended December 31, 2003, 2002, and 2001, was $8,977, $7,382, and $6,880, respectively.

















F-14
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                                     2003             2002
                                                --------------   --------------

Land                                                $ 160,826        $ 160,826
Buildings                                           2,858,539        2,853,400
Vehicles                                              319,133          369,931
Office furniture, fixtures, and equipment           2,336,346        2,317,425
Plant equipment                                     3,324,125        3,580,758
Rental equipment                                      857,238          841,948
Leasehold improvements                                 80,399           80,399
                                                --------------   --------------

    Total property, plant, and equipment            9,936,606       10,204,687
Less accumulated depreciation and amortization     (6,702,933)      (6,246,214)
                                                --------------   --------------

    Property, plant, and equipment, net           $ 3,233,673      $ 3,958,473
                                                ==============   ==============



Certain property, plant, and equipment serve as collateral for short- and long-term debt obligations. The Company leases certain assets under capital lease agreements. At December 31, 2003 and 2002, the gross amount of equipment under lease was $84,622. Accumulated depreciation related to those capital leases was $84,622 at December 31, 2003 and 2002, respectively.

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $767,003, $808,880, and $755,510, respectively.


NOTE 6 - LINE OF CREDIT

The Company has an operating line of credit with a bank for up to $3,000,000 at December 31, 2003, and up to $5,000,000 at December 31, 2002. The line of credit is secured by accounts receivable, inventories, fixed-asset blanket and general intangibles, and bears interest at the bank's prime rate plus 4-3/4 % at December 31, 2003, and prime plus 1/4% December 31, 2002 (8.75% at December 31, 2003 and 4.5% at December 31, 2002). As of December 31, 2003 and 2002,
$2,090,448 and $384,725 were outstanding under the operating line of credit. The line of credit is subject to certain net worth and income covenants, and an annual capital expenditure limit. The Company was not in compliance with the net worth and income covenants at December 31, 2003. The Company has received a waiver for these covenant violations at December 31, 2003. In addition, the line is subject to borrowing base restrictions. The borrowing base is equal to the lessor of the maximum line amount or the sum of 70% of eligible accounts receivable plus the lessor of 40% of eligible inventory or $2,000,000. The line is subject to renewal on May 14, 2006.

                                                                            F-15
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:

                                                         2003          2002
                                                     ------------  ------------

    Note payable in monthly installments of
    $2,436, including interest at 8.32%, through
    July 2005, secured by certain equipment,
    office furniture and fixtures, and personal
    guarantees of certain shareholders, sub-
    ordinate to building loan and certain equip-
    ment loans                                          $ 48,544      $ 68,765

    Note payable, monthly payments of $6,724,
    including interest at 6.84% through August 2014,
    secured by real property                             607,836       644,939

    Note payable in monthly installments of
    $4,969, including interest at 6.62% through
    November 2017, secured by real property              503,566       525,041

    Note payable in monthly principal install-
    ments of $5,833, plus interest at prime
    plus .75% (5.0% at December 31, 2002)
    through April 2003, secured by fixed-asset
    blanket                                                    -        23,333

    Note payable in monthly installments of
    $8,333, plus interest at 8.38% through
    January 2006, secured by certain equipment.
    This note was repaid in May 2003                           -       308,333

    Note payable with the City of Blair,
    Nebraska, with monthly installments of
    $6,607, including interest at 3% through
    September 2004, secured by Blair plant
    and equipment                                         58,723       134,996














F-16
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - (continued)

                                                                2003             2002
                                                           --------------   --------------
    Note payable in monthly installments of
    $3,105, including interest at 8.75%
    through December 2004, secured by
    certain equipment                                           $ 35,525         $ 68,052
                                                           --------------   --------------

        Total long-term debt and capital lease obligations     1,254,194        1,773,459
    Less current portion                                        (182,706)        (314,321)
                                                           --------------   --------------

        Long-term debt and capital lease obligations, net    $ 1,071,488      $ 1,459,138
                                                           ==============   ==============


Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                          Capital Lease Obligations
                                                Long-term       ------------------------------------------------
                                             Debt Excluding        Minimum          Amount
                                              Capital Lease         Lease        Representing
                                               Obligations         Payments        Interest        Principal
                                           -------------------- --------------- ---------------- ---------------
    Year ending December 31, 2004           $          182,706   $           -   $            -   $           -
                             2005                       89,855               -                -               -
                             2006                       71,889               -                -               -
                             2007                       76,959               -                -               -
                             2008                       82,306               -                -               -
                             Thereafter                750,479               -                -               -
                                           -------------------- --------------- ---------------- ---------------

                                            $        1,254,194   $           -   $            -   $           -
                                           ==================== =============== ================ ===============








                                                                            F-17
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                2003                 2002                2001
                                         -------------------   -----------------   ------------------

    Current:
        Federal                           $               -     $             -     $              -
        Suspended general business
           credits utilized                               -                   -              (27,150)
        State                                         2,210               2,210                1,083
                                         -------------------   -----------------   ------------------

                                                      2,210               2,210              (26,067)
                                         -------------------   -----------------   ------------------

    Deferred:
        Federal                                    (692,703)           (342,368)            (195,000)
        State                                       (81,005)            (60,000)             (12,000)
                                         -------------------   -----------------   ------------------

                                                   (773,708)           (402,368)            (207,000)
                                         -------------------   -----------------   ------------------

    Valuation allowance                           1,577,772            (135,632)                   -
                                         -------------------   -----------------   ------------------

           Income tax expense (benefit)   $         806,274     $      (535,790)    $       (233,067)
                                         ===================   =================   ==================



















F-18
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES - (continued)

Deferred tax assets and liabilities consist of the following:

                                                      2003            2002
                                                  -------------   -------------

    State net operating loss carryforward            $ 214,000       $ 138,000
    Federal net operating loss carryforward          1,016,000         660,000
    General business credit carryforward               436,000         252,000
    Alternative minimum tax credit carryforward              -          21,000
    Other expenses not currently deductible             41,772          92,000
                                                  -------------   -------------

           Gross deferred tax asset                  1,707,772       1,163,000
    Valuation allowance                             (1,577,772)              -
                                                  -------------   -------------

           Net deferred tax assets                     130,000       1,163,000
    Gross deferred tax liability, primarily
        due to differences in depreciation            (130,000)       (150,000)
                                                  -------------   -------------

           Net deferred tax assets                         $ -     $ 1,013,000
                                                  =============   =============



At December 31, 2003, the Company had a federal net operating loss of approximately $2,990,000 available to offset future federal taxable income through 2022. At December 31, 2003, the Company had state net operating loss of approximately $3,045,000 available to offset future state taxable income through 2012. The Company has established a valuation allowance of $1,577,772 against its deferred tax assets at December 31, 2003.

At December 31, 2003, the Company has research tax credit carryforwards for federal income tax purposes of approximately $436,000 that are available to offset future federal income. These credits can be carried forward through 2022. The Company had a capital loss carryforward of $886,431, which expired unused in 2002. The $135,632 deferred tax asset and the $135,632 valuation allowance have been eliminated upon the expiration of this capital loss carryforward in 2002.












                                                                            F-19
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES - (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                               2003             2002            2001
                                         ----------------  --------------  ---------------

    Statutory federal income tax rate               (34%)           (34%)            (34%)
    General business credits                           -              (1)             (20)
    Other nondeductible and nontaxable
        items                                          -               -                9
    Nontaxable earnings of foreign
        joint venture                                 (1)             (4)             (11)
    Other                                              1              (6)              (3)
    Valuation allowance                               75               -                -
                                         ----------------  --------------  ---------------

           Effective tax rates                       41%            (45%)            (59%)
                                         ================  ==============  ===============


NOTE 9       - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:


                                             2003             2002            2001
                                         ----------------  --------------  ---------------
         Cash paid during year for:
             Interest                          $ 245,656       $ 314,068        $ 355,686
             Income taxes                        $ 3,385         $ 4,280         $ 90,800












F-20
--------------------------------------------------------------------------------

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

PREFERRED STOCK - The preferred stock is redeemable solely at the option of the Company. The Company maintains life insurance on the owner of the preferred stock and, in the event of the stockholder's death, currently intends to use the proceeds of that insurance to redeem all outstanding shares of the preferred stock.

STOCK AWARDS - The Company has a 1991 Employee Stock Plan (the Plan) and has reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan, stock is awarded to employees at the sole discretion of the Board of Directors. No awards were granted under the Plan for 2003, 2002, and 2001. At December 31, 2003, there were 125,335 shares available for grant under the Employee Stock Plan.

COMMON STOCK OPTIONS - The Company has an Incentive Stock Option Plan (the Incentive Plan) and has reserved 185,000 shares of common stock for issuance under the Incentive Plan. Options under the Incentive Plan are issuable to officers and employees of the Company and all option grants will be at the market value of the stock at the date of grant. Vesting of stock options is determined for each grant by the Board of Directors. During 2003, there were no options granted by the Company. At December 31, 2003, there were 135,000 shares available for grant under the Incentive Stock Option Plan.

During 1996, the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan) and has reserved 1,000,000 shares of common stock for issuance under the Director Plan. The Director Plan grants 50,000 options to each member of the Board of Directors who is not an employee of the Company. Forty percent of the 50,000 options vest and become exercisable six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three years after the grant date. Beginning with the annual meeting in 2000, those directors who have served a three-year period, receive an annual grant of 10,000 options which become exercisable six months after the grant date. During 2003, the Company granted 40,000 options under the annual grant. Additionally, the Company had 190,000 options expire during 2003. At December 31, 2003, there were 700,000 shares available for grant under the Non-Employee Director Stock Option Plan.












                                                                            F-21
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY - (continued)

Transactions and other information relating to the Company's stock option plans for the three years ended December 31, 2003, are summarized as follows:

                                             The Incentive Plan             The Director Plan
                                         ----------------------------  -----------------------------
                                                          Weighted-                      Weighted-
                                                          Average                        Average
                                                          Exercise                       Exercise        Combined
                                            Shares         Price          Shares          Price           Shares
                                         -------------  -------------  --------------  -------------  ---------------
         Options outstanding at
             December 31, 2000                 70,000         $ 1.00         350,000         $ 0.91          420,000

         Options granted                       20,000            $ -          40,000         $ 0.35           60,000

         Options expired                      (50,000)        $ 1.06               -            $ -          (50,000)
                                         -------------                 --------------                 ---------------

         Options outstanding at
             December 31, 2001                 40,000         $ 0.60         390,000         $ 0.84          430,000

         Options granted                       30,000         $ 0.25         120,000         $ 0.29          150,000

         Options expired                      (20,000)        $ 0.86         (60,000)        $ 0.95          (80,000)
                                         -------------                 --------------                 ---------------

         Options outstanding at
             December 31, 2002                 50,000         $ 0.28         450,000         $ 0.68          500,000

         Options granted                            -            $ -          40,000         $ 0.34           40,000

         Options expired                            -            $ -        (190,000)        $ 0.78         (190,000)
                                         -------------                 --------------                 ---------------

         Options outstanding at
             December 31, 2003                 50,000         $ 0.28         300,000         $ 0.56          350,000
                                         =============                 ==============                 ===============

         Options exercisable at
             December 31, 2001                 40,000         $ 0.60         390,000         $ 0.84          430,000
                                         =============                 ==============                 ===============

         Options exercisable at
             December 31, 2002                 20,000         $ 0.33         390,000         $ 0.64          410,000
                                         =============                 ==============                 ===============

         Options exercisable at
             December 31, 2003                 30,000         $ 0.30         240,000         $ 0.64          270,000
                                         =============                 ==============                 ===============

F-22
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY - (continued)

At December 31, 2003, the Company had outstanding options for the purchase of 350,000 shares of common stock as follows:

                              Weighted-                                 Weighted-
                              Average                                   Average
    Number of Options         Exercise         Number of Options        Exercise                                  Average
       Outstanding             Price              Exercisable            Price          Price Range           Remaining Life
-------------------------- ---------------  ------------------------  -------------  -------------------  ------------------------
     100,000 options           $ 1.06           100,000 options             $ 1.06     $1.00 - $1.06              3 years
     40,000 options            $ 0.44           40,000 options              $ 0.44     $0.37 - $0.49              8 years
     210,000 options           $ 0.27           130,000 options             $ 0.31     $0.25 - $0.35              7 years


NOTE 11 - FOREIGN SALES ACTIVITY

Export sales from the Company's operations are as follows:


                               2003               2002             2001
                             --------------   ---------------   ---------------

    Latin America/Mexico          $ 30,540         $ 112,956          $ 88,864
    Canada                         861,195         1,147,872         1,030,174
    Germany                        273,303           275,415           444,767
    Other                          168,481           202,008           248,183
                             --------------   ---------------   ---------------

                                $1,333,519       $ 1,738,251       $ 1,811,988
                             ==============   ===============   ===============


















                                                                            F-23
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - BAW JOINT VENTURE

On February 27, 1997, the Company entered into a Joint Venture Agreement (Joint Venture) with Budissa Agroservice Gesellschaft and formed Budissa Agrodienstleistungen und Warenhandels (BAW). The Company has a 50% interest in BAW which is accounted for under the equity method. BAW folds and distributes silage bags throughout Europe. The Company's accumulated deficit has been reduced by undistributed equity earnings from BAW of $441,229 as of December 31, 2003.

                                                   2003            2002
                                               -------------   -------------

    Initial investment                             $ 22,209        $ 22,209
    Accumulated earnings, beginning of year         375,729         250,729
    Deferred folder sale gain                       (86,464)              -
    Share of income for the year                     65,500         125,000
                                               -------------   -------------

    Investment, end of year                       $ 376,974       $ 397,938
                                               =============   =============


On February 27, 1997, BAW also entered into a lease agreement with Ag-Bag International Limited for the use of a folding machine. Royalties are earned by the Company based upon the poundage folded by BAW. In 2003, 2002, and 2001, income from this agreement was $200,000, $190,000 and $168,000, respectively. On June 30, 2003, the Company sold the depreciated folding machine to the Joint Venture for $400,000, which terminated this folding lease agreement. The sale resulted in a gain of $345,836, of which $172,918 was deferred. The deferred gain is being recognized over the estimated useful life of the asset on BAW's books. At December 31, 2003, the remaining deferred gain is $86,464.

On December 18, 2000, Ag-Bag International Limited entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($535,987 USD) as security for an additional cash credit facility of BAW. On August 5, 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($312,500 USD). There was no Euro outstanding under this additional cash credit facility at December 31, 2003 and 2002, respectively. Upon modification of the agreement during 2003, management estimated the fair value of the guarantee to be $15,000. The Company has recorded an accrued a liability of $15,000 at December 31, 2003.












F-24
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - BAW JOINT VENTURE - (continued)

Condensed financial statements for the Company's Joint Venture in Germany are as follows:

                                                           2003                    2002                  2001
                                                    -------------------      -----------------     ------------------
                                                                          (Dollars in thousands)
         Current assets                                        $ 1,438                $ 1,265                  $ 967
         Property, plant, and equipment, net                     1,301                    842                    707
         Other assets                                               28                      8                     18
                                                    -------------------      -----------------     ------------------

         Total assets                                          $ 2,767                $ 2,115                $ 1,692
                                                    ===================      =================     ==================

         Current liabilities                                     $ 547                  $ 377                  $ 511
         Long-term liabilities                                   1,052                    797                    552
                                                    -------------------      -----------------     ------------------

         Total liabilities                                       1,599                  1,174                  1,063
                                                    -------------------      -----------------     ------------------

         Shareholders' equity                                    1,075                    869                    577
         Minority interest                                          93                     72                     52
                                                    -------------------      -----------------     ------------------

         Total shareholders' equity                              1,168                    941                    629
                                                    -------------------      -----------------     ------------------

         Total liabilities and shareholders'
             equity                                            $ 2,767                $ 2,115                $ 1,692
                                                    ===================      =================     ==================

         Net sales                                             $ 4,718                $ 3,758                $ 3,357
         Cost of goods sold                                     (3,362)                (2,591)                (2,350)
                                                    -------------------      -----------------     ------------------

         Gross profit                                            1,356                  1,167                  1,007
         Selling and administrative
             expenses                                           (1,130)                  (687)                  (511)
         Other income (expense)                                    (25)                   (29)                   (31)
         Income taxes                                              (96)                  (163)                  (123)
                                                    -------------------      -----------------     ------------------

         Net income (*)                                          $ 105                  $ 288                  $ 342
                                                    ===================      =================     ==================

         *Attributed to other shareholders                         $ 8                   $ 15                   $ 36
                                                    -------------------      -----------------     ------------------

                                                                            F-25
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - BAW JOINT VENTURE - (continued)

The condensed balance sheets have been translated from the Euro to the U.S. Dollar at the exchange rate in effect at December 31, 2003 and 2002, and from the German Mark to the U.S. Dollar at the exchange rates in effect at December 31, 2001. The exchange rates used at December 31, 2003, 2002, and 2001, for the balance sheets were $1.25, $1.05, and $.45, respectively. The condensed income statements have been translated from the Euro to the U.S. Dollar at the average exchange rate in effect at December 31, 2003 and 2002, and from the German Mark to the U.S. Dollar at the average exchange rates in effect at December 31, 2001. The average exchange rates used at December 31, 2003, 2002, and 2001, for the income statements were $1.13, $.95, and $.47, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS - The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross (Supplier) pursuant to a supply agreement. Steven G. Ross is a 14.9% stockholder in the Company and owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the supply agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the supply agreement. The Company believes there are adequate alternative suppliers available in the event Supplier is unable to provide rolls. Total purchases from Steven G. Ross for the years ended December 31, 2003, 2002, and 2001, were in excess of $7 million annually.

LEASE COMMITMENTS - The Company leases land under a noncancellable operating lease. This lease requires monthly payments with terms that expire through 2014. Total rent expense under all operating leases for the years ended December 31, 2003, 2002, and 2001, totaled $60,036, $66,361 and $59,418, respectively.



















F-26
--------------------------------------------------------------------------------

                                                    AG-BAG INTERNATIONAL LIMITED
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES - (continued)

Future minimum lease payments under noncancellable operating leases are as follows:

    Years ending December 31,        2004                              $ 18,264
                                     2005                                21,914
                                     2006                                21,917
                                     2007                                21,917
                                     2008                                21,917
                                     Thereafter                         153,417
                                                               -----------------

                                                                      $ 259,346
                                                               =================


CONTINGENCIES - The Company is involved in litigation matters that are in the normal course of business. Management is of the opinion that these matters will not have a material effect on the accompanying financial statements. Accordingly, no provision for these matters is included in the financial statements for the year ended December 31, 2003.


NOTE 14 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist of cash and receivables. The Company's cash balances are with federally insured banks and periodically exceed insured limits. The Company has outstanding accounts receivable balances with four customers totaling approximately $760,217 at December 31, 2003. These four balances represent 54% of the accounts receivable balance at December 31, 2003.



















                                                                            F-27
--------------------------------------------------------------------------------

AG-BAG INTERNATIONAL LIMITED
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - 401(K) PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all full-time personnel with at least one year of continuous service. Employer contributions to the plan are at the discretion of the Company's management. No contributions were made by the Company to the 401(k) profit sharing plan in 2003 or 2002. The Company's eligible employees made contributions to the plan of $196,292 and $230,652 for the years ended December 31, 2003 and 2002, respectively.


NOTE 16 - QUARTERLY FINANCIAL DATA - (UNAUDITED)

                                                             2003                                          2002
                                         --------------------------------------------- ---------------------------------------------
                                            Q-1        Q-2         Q-3        Q-4         Q-1        Q-2         Q-3         Q-4
                                         ---------- ----------- ---------- ----------- ---------- ----------- ----------  ----------
                                                     (Dollars in thousands)                        (Dollars in thousands)

    Net sales as previously reported       $ 7,166     $ 5,960    $ 5,711                $ 4,807     $ 9,929    $ 8,817     $ 3,636
    Volume discounts                          (297)       (179)       (19)                     -           -          -           -
                                         ---------- ----------- ----------             ---------- ----------- ----------  ----------
    Net sales                              $ 6,869     $ 5,781    $ 5,692     $ 3,161    $ 4,807     $ 9,929    $ 8,817     $ 3,636
                                         ========== =========== ========== =========== ========== =========== ==========  ==========
    Gross profit from operations as
        previously reported                $ 1,507     $ 1,222      $ 851                $ 1,046     $ 2,574    $ 1,623      $ (176)
    Volume discounts                          (297)       (179)       (19)                     -           -          -           -
                                         ---------- ----------- ----------             ---------- ----------- ----------  ----------
    Gross profit from operations           $ 1,210     $ 1,043      $ 832        $ 61    $ 1,046     $ 2,574    $ 1,623      $ (176)
                                         ========== =========== ========== =========== ========== =========== ==========  ==========
    Income (loss) before extraordinary
        items and cumulative effect
        of a change in accounting            $ (49)      $ (34)    $ (317)   $ (2,354)    $ (251)      $ 542      $ 124    $ (1,079)
                                         ========== =========== ========== =========== ========== =========== ==========  ==========

    Net income (loss)                        $ (49)      $ (34)    $ (317)   $ (2,354)    $ (251)      $ 542      $ 124    $ (1,079)
                                         ========== =========== ========== =========== ========== =========== ==========  ==========

    Basic and diluated net income
        (loss) per common share            $ (0.01)        $ -    $ (0.03)    $ (0.20)   $ (0.02)     $ 0.04     $ 0.01     $ (0.09)
                                         ========== =========== ========== =========== ========== =========== ==========  ==========


Volume discounts offered to dealers under the Company's Pre-Season Order Program were previously reported as selling expenses for quarterly financial reporting purposes. The rebates have been reclassified as a reduction of net sales for annual financial reporting purposes at December 31, 2003. The effect on net sales and gross profits from operations as reported previously is reflected above.

F-28
--------------------------------------------------------------------------------

                                                        SUPPLEMENTAL INFORMATION
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION


To the Board of Directors and Shareholders
Ag-Bag International Limited


Under date of February  20,  2004,  we reported on the balance  sheets of Ag-Bag
International Limited as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002, and 2001, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned financial statements, we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the schedule of Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Medford, Oregon
February 20, 2004

                                                    AG-BAG INTERNATIONAL LIMITED
                                               VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


                 Column A                           Column B          Column C          Column D          Column E
---------------------------------------------     ------------     --------------     -------------     -------------
                                                  Balance at        Charged to        Write-offs,        Balance at
                                                   Beginning         Costs and           Net of            End of
      Description                                   of Year          Expenses          Recoveries           Year
---------------------------------------------     ------------     --------------     -------------     -------------
     Year ended December 31, 2003:
         Allowance for doubtful accounts             $203,595           $ 32,579         $ (32,093)        $ 204,081
         Warranty reserve                            $177,384           $ 93,330        $ (195,961)         $ 74,753
         Inventory valuation reserve                 $731,322          $ 290,000               $ -        $1,021,322
         Tax asset valuation reserve                      $ -        $ 1,577,772               $ -        $1,577,772

     Year ended December 31, 2002:
         Allowance for doubtful accounts             $203,350           $ 73,000         $ (72,755)        $ 203,595
         Warranty reserve                            $124,482          $ 328,041        $ (275,139)        $ 177,384
         Inventory valuation reserve                 $652,322          $ 179,000        $ (100,000)        $ 731,322
         Tax asset valuation reserve                 $135,632                $ -        $ (135,632)              $ -

     Year ended December 31, 2001:
         Allowance for doubtful accounts             $247,690           $ 25,000         $ (69,340)        $ 203,350
         Warranty reserve                            $190,162          $ 159,597        $ (225,277)        $ 124,482
         Inventory valuation reserve                 $718,951           $ 77,500        $ (144,129)        $ 652,322
         Tax asset valuation reserve                 $135,632                $ -               $ -         $ 135,632


























                                                                            F-30
--------------------------------------------------------------------------------

                           INDEPENDENT AUDITORS REPORT
                         -------------------------------


We have audited the accompanying balance sheets of BAW group as of December 31, 2003, 2002 and 2001 and the related statements of operating results and cash flows, for the years then ended, which, as described in Note 1 to the financial statements have been prepared on the basis of accounting principles generally accepted in Germany. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in Germany. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAW group as of December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in Germany.

02625 Bautzen, January 23, 2004

                              Treuhand-Gesellschaft
                          Dr. Steinebach & Partner GmbH
                         Wirtschaftsprufungsgesellschaft

                              /s/ MARTIN STEINEBACH
                              ---------------------
                           Dipl.Ing. Martin Steinebach
                                     Auditor

                                    BAW GROUP
                                 BALANCE SHEETS


                                                         December 31,
                                              --------------------------------
                                                   2003      2002     2001
                                                    EUR      ThEUR    ThEUR
A. FIXED ASSETS                               ------------- -------- ---------

 II. TANGIBLE ASSETS
  1. Land and buildings                         714,733.95    570.4     494.3
  2. Technical equipment
     and machines                               309,160.89    209.2     288.4
  3. Other systems, equipment
     and devices                                 14,684.43     21.8      21.3
  4. Buildings under construction                 2,597.42      0.0       0.0
                                              ------------- -------- ---------
                                              1,041,176.69    801.4     804.0
                                              ============= ======== =========
B. REVOLVING ASSETS I. STOCKS AND INVENTORIES

  1. Raw materials and supplies                  10,157.--     11.1       4.1
  2. Unfinished products and goods               77,740.84      0.0       0.0
  3. Finished products and goods                442,855.85    205.9     245.1
  4. Advance payments made                            -.-       1.0       0.1
                                              ------------- -------- ---------
                                                530,753.69    218.0     249.3
                                              ------------- -------- ---------

 II. ACCOUNTS RECEIVABLE AND OTHER ASSETS
  1. Accounts receivable for
     goods and services                         382,745.29    347.3     446.8
  3. Accounts receivable from
     shareholders                                     -.-       0.0      51.1
  4. Other assets                                72,837.13     18.4      14.1
                                              ------------- -------- ---------
                                                455,582.42    365.7     512.0
                                              ------------- -------- ---------
 IV. CHEQUES, CASH IN HAND, BALANCES AT
     BUNDESBANK AND POSTBANK, BALANCES
     AT FINANCIAL INSTITUTIONS                  163,720.99    621.3     336.9
                                              ------------- -------- ---------
     Total revolving assets                   1,150,057.10  1,205.0   1,098.2
                                              ============= ======== =========
C. TRANSITORY ITEMS                              13,902.67      3.4       9.0
                                              ============= ======== =========
D. DEFERRED TAXES                                 8,765.30      4.1      11.2
                                              ============= ======== =========
TOTAL ASSETS                                  2,213,901.76  2,013.9   1,922.4
                                              ============= ======== =========

                                    BAW GROUP
                                 BALANCE SHEETS

                                                         December 31,
                                              --------------------------------
                                                   2003       2002     2001
                                                    EUR       ThEUR    ThEUR
                                             -------------- --------- ---------
A. CAPITAL

  I. CAPITAL STOCK                               75,000.--      75.0      75.0
III. OTHER PROFIT RESERVES                      431,510.88     223.8      80.5
 IV. PROFIT BROUGHT FORWARD                     332,312.20     254.7
116.3
  V. ANNUAL SURPLUS                              85,847.57     287.2     284.3
                                             -------------- --------- ---------
     Subtotal                                   924,670.65     840.7     556.1
 VI. CURRENCY CONVERSION           ./.           64,556.27  ./. 12.8      24.7
VII. SHARES OF OTHER SHAREHOLDERS                74,612.65      68.4      53.0
                                             -------------- --------- ---------
     Total capital                              934,727.03     896.3     633.8
                                             ============== ========= =========

B. SPECIAL ITEM INCLUDING RESERVES              172,353.92     141.7     134.1
                                             ============== ========= =========
C. RESERVES

   1. Deferred taxes                                  -.-       59.8      61.4
   2. Tax reserves                               44,372.89      91.3     166.6
   4. Other reserves                             49,342.84      46.3      47.7
                                             -------------- --------- ---------
      Total reserves                             93,715.73     197.4     275.7
                                             ============== ========= =========
D. ACCOUNTS PAYABLE

   2. Accounts payable to
      financial institutions                    558,468.04     433.2     466.6
   3. Advance payments received                       -,-        9.5       0.0
   4. Accounts payable for
      goods and services                          8,507.74      21.4      29.7
   6. Accounts payable to
      shareholders                              431,533.78     294.2     344.5
   8. Other accounts payable                     14,595.52      14.2      16.0
      of which from taxes EUR 2,085.54
      of which for
      social insurance  EUR 5,470.61
                                             -------------- --------- ---------
      Total accounts payable                  1,013,105.08     772.5     856.8
                                             ============== ========= =========

E. TRANSITORY ITEMS                                   -.-        6.0      22.0
                                             ============== ========= =========

TOTAL LIABILITIES AND EQUITY                  2,213,901.76   2,013.9   1,922.4
                                             ============== ========= =========

                                    BAW GROUP
               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                       Years ended December 31,
                                             ----------------------------------------
                                                  2003           2002         2001
                                                  EUR            ThEUR        ThEUR
                                             --------------    ---------    ---------

 1. Turnover                                  4,175,003.54      3,894.0      3,411.6
 2. changes in stocks and
    inventories                 +               314,664.89  ./.    39.2   +    136.2
 4. Other operational earnings                  112,289.09        100.8        263.1
 5. Material expenditure
    a) Expenditure on raw materials
       auxiliaries and media    ./.           2,955,079.19  ./. 2,262.5  ./. 2,282.7
    b) Expenditure on outsourced
       services                 ./.             446,825.71  ./.   465.2  ./.   425.6
                                             --------------    ---------    ---------
    GROSS PROFIT                              1,200,052.62      1,227.9      1,102.6
 6. Personnel expenditure
    a) Wages and salaries                       183,318.20        160.6        138.9
    b) Social expenses                           43,873.18         36.1         31.0
 7. Depreciation
    a) on tangible assets                       299,462.17        144.8        151.5
 8. Other operational
    expenditure                                 473,488.92        381,5        320.0
11. Other interest and
    similar earnings             +                4,915.44   +      8.4   +      6.0
13. Interest and similar
    expenditure                                  27,387.48         35.4         39.5
                                             --------------    ---------    ---------
14. PROFIT FROM NORMAL
    BUSINESS ACTIVITIES          +              177,438.11   +    477.9   +    427.7
18. Tax on income
    and earnings                ./.              81,461.99  ./.   172.0  ./.   107.7
19. Other taxes                                   3,471.29          3.2          2.0
                                             --------------    ---------    ---------
20. ANNUAL SURPLUS               +               92,504.83   +    302.7   +    318.0
    including for
    other shareholders                            6,657.26         15.5         33.7
                                             --------------    ---------    ---------
21. ANNUAL SURPLUS WITHOUT
    OTHER SHAREHOLDERS                           85,847.57        287.2        284.3
                                             ==============    =========    =========

                                    BAW GROUP
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                DECEMBER 31, 2003


                  01.01.2003      addition    deduction     12.31.2003
                      EUR          EUR           EUR           EUR
                  ----------   -----------   -----------   ------------

Capital stock      75,000.--         -.-           -.-       75,000.--
Profit reserves   223,819.86   207,691.02 U        -.-      431,510.88
Profit carry
forward           254,685.66   287,233.54 U  207,691.02 U
                                               1,915.98 2)  332,312.20
Annual surplus    287,233.54    85,847.57 1) 287,233.54 U    85,847.57
                  ----------   -----------   -----------   ------------
Subtotal          840,739.06    85,847.57      1,915.98     924,670.65
Shares of other
shareholders       68,434.39     6,657.26 1)     479.-- 2)   74,612.65*
Difference from
conversion of
currency       ./. 12,835.89         -.-      51,720.38 ./.  64,556.27
                  ----------   -----------   -----------   ------------
Total
equity            896,337.56    92,504.83     54,115.36     934,727.03
                  ==========   ===========   ===========   ============

 U = transfer
 1)  Annual  surplus  EUR  92,504.83  = EUR  85,847.57  + EUR  6,657.26
 2)  Capital adjustment  due to government  tax audit in Poland

 *   Breakdown  and  development equity of other shareholder

                                    BAW GROUP
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                DECEMBER 31, 2003

EQUITY OF OTHER SHAREHOLDERS'
-----------------------------

CONSOLIDATED                   01.01.2003    (deductions)       12.31.2003
                                              U=transfers
                                    EUR          EUR                EUR
                                    ---          ---                ---

Subscribed capital               7,719.52           -.-           7,719.52

Profit carry forward            45,228.92      15,485.95   U
                                                 (479.--)  2)    60,235.87

Annual surplus                  15,485.95     (15,485.95)  U
                                                6,657.26          6,657.26
                               -----------    -----------       -----------
                                68,434.39       6,657.26
                                                 (479.--)        74,612.65
                               ===========    ===========       ===========

                         01.01.2003     additions   deductions      12.31.2003
                             EUR          EUR           EUR             EUR
                         -----------  -----------   -----------     -----------

"AG BAG POLSKA" SP.ZO.O.
Subscribed
capital                    4,820.60         -.-           -.-         4,820.60
Profit carry
forward                   44,959.76    13,416.17 U     (479.--) 2)   57,896.93
Annual surplus            13,416.17     5,897.77     13,416.17  U     5,897.77
                         -----------  -----------   -----------     -----------
                          63,196.53     5,897.77       (479.--)      68,615.30
                         -----------  -----------   -----------     -----------
AG-BAG HUNGARIA KFT
Subscribed
capital                    2,898.92         -.-           -.-         2,898.92
Profit carry
forward                  +   269.16     2,069.78 U        -.-       + 2,338.94
Annual surplus             2,069.78       759.49      2,069.78  U       759.49
                         -----------  -----------   -----------     -----------
                           5,237.86       759.49          -.-         5,997.35
                         -----------  -----------   -----------     -----------
 Total                    68,434.39     6,657.26       (479.--)      74,612.65
                         ===========  ===========   ===========     ===========

2) capital adjustment from investigation by tax authorities

                                    BAW GROUP
                            STATEMENTS OF CASH FLOWS

                                            Years ended December 31,
                                      ----------------------------------
                                         2003        2002        2001
                                         ThEUR       ThEUR       ThEUR
                                      ----------   ---------   ---------
  I. OPERATING RESULTS
      Turnover                          4,175.0     3,894.0     3,411.6
      Changes in stocks and
      Inventories                    +    314.7 ./.    39.2  +    136.2
      Other operational
      earnings                            112.3       100.8       263.1
      Material expenditure          ./. 3,401.9 ./. 2,727.7 ./. 2,708.3
                                      ----------   ---------   ---------
      Gross profit                      1,200.1     1,227.9     1,102.6

      less
      Personnel expenditure               227.1       196.7       169.9
      Depreciation
      (without special depr.)             299.5       144.8       151.5
      Other expenditure                   473,5       381.5       320.0
      Other taxes                           3.5         3.2         2.0
                                      ----------   ---------   ---------
      Operating results              +    196.5  +    501.7  +    459.2
                                      ==========   =========   =========
 II. FINANCIAL RESULTS
      Interest income                       4.9  +      8.4  +      6.0
      Interest expense              ./.    27.4 ./.    35.4 ./.    39.5
                                      ----------   ---------   ---------
                                    ./.    22.5 ./.    27.0 ./.    33.5
                                      ==========   =========   =========
III. TAXES ON INCOME
      AND EARNINGS                  ./.    81.5 ./.   172.0 ./.   107.7
                                      ==========   =========   =========

 IV. SUMMARY OF THE YEAR-END RESULT
      Operating result               +    196.5  +    501.7  +    459.2
      Financial result              ./.    22.5 ./.    27.0 ./.    33.5
      Taxes on income
      and earnings                  ./.    81.5 ./.   172.0 ./.   107.7
                                      ----------   ---------   ---------
      Results for the year           +     92.5* +    302.7**+    318.0***
                                      ==========   =========   =========

  *  Of which for other shareholders  6.7 ThEUR.
 **  Of which for other shareholders 15.5 ThEUR.
***  Of which for other shareholders 33.7 ThEUR.

B) DYNAMIC LIQUIDITY ANALYSIS BY CASH FLOW PRESENTATION

                                            Years ended December 31,
                                      ----------------------------------
                                         2003        2002        2001
                                         ThEUR       ThEUR       ThEUR
                                      ----------   ---------   ---------
   Annual surplus                     +    92.5   +   302.7   +   318.0
   Depreciation                       +   299.5   +   144.8   +   151.5
                                      ----------   ---------   ---------
   Cash flow (after tax)              +   392.0   +   447.5   +   469.5
   Plus taxes                         +    81.5   +   172.0   +   107.7
                                      ----------   ---------   ---------
   Cash flow (before tax)             +   473.5   +   619.5   +   577.2
                                      ==========   =========   =========

                                    BAW GROUP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES:
--------------------------------------------------

LEGAL STRUCTURE OF THE GROUP

The legal structure of the group complies with ss. 290 sub-p. 1 HGB. The parent company of the group is BAW Budissa Agrodienstleistungen und Warenhandels GmbH having its registered office at Malschwitz, Ortsteil Kleinbautzen. The subsidiaries of BAW Budissa Agrodienst-leistungen und Warenhandels GmbH - AG-BAG HUNGARIA KFT and "AG BAG Polska" Sp.zo.o. - are affiliated companies pursuant to ss. 271 sub-p. 2 HGB or, respectively, to ss. 290 sub-p. 2 HGB.

AG-BAG HUNGARIA KFT was incorporated February 11, 1999 in Gyor (Hungary) by cash subscription. BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 90 % of the shares of the corporation with a paid initial contribution of 6,300,000.--Forint. Mr. Csaba Szocs holds 10 % of the shares of the corporation with a paid initial contribution of 700,000.--Forint. In 2001 the capital was increased from 3,000,000.-- Forint by 4,000,000.-- Forint to 7,000,000.--
Forint.

"AG BAG Polska" Sp.zo.o. was incorporated on 08.19.1999 in Szelejewo Drugie (Republic of Poland) by cash subscription. BAW Budissa Agrodienstleistungen und Warenhandels GmbH holds 80 % of the shares of the corporation with a paid initial contribution of 80,000.-- Zloty. Mr. Karol Benedykt Glapiak and Ms Marta Kashyna paid an initial contribution of 10,000.-- Zloty each, and each of them holds 10 % of the shares of the corporation.

Both subsidiaries are registered in the respective Commercial Register. The average number of the employers during the business years was 13 people (p.y.
10).

PRINCIPLES OF CONSOLIDATION

a) Voluntary group accounts

Pursuant to the resolution adopted by the shareholders January 29, 2003 the corporation prepared the group accounts voluntarily as per December 31, 2003. The limits of ss. 293 HGB are not exceeded. The group accounts were prepared on the basis of the provisions of the commercial law. These are group accounts according to the commercial law only. Tax options were not used.

b) Cut-off Date and deferred valuation of the consolidated companies

BAW Budissa Agrodienstleistungen und Warenhandels GmbH as the parent company and the subsidiaries AG-BAG HUNGARIA KFT and "AG BAG Polska" Sp.zo.o. were included in the group accounts. The group accounts date is December 31, 2003. Both the parent company and the included subsidiaries prepared proper annual financial statements as of this cut-off date.

c) Breakdown of the group accounts and valuation principles

The  group  accounts  and the  group  profit  and loss  account  are  shown  and
classified   pursuant  to  the   provisions  of  the  commercial  law  regarding
corporations. The requirements of ss.ss. 297 ff HGB were complied with.

Since the corporation is a joint venture, uniform valuation regulations had to be agreed for the group accounts.

Since the parent company has its registered office and its management in Germany, they agreed to use German valuation regulations for the present group accounts without considering tax privileges according to the German, Polish or Hungarian tax laws.

The balancing and valuation options were executed pursuant to ss. 300 sub-p. 2 HGB such that they meet the accounting standards of the USA (US GAAP).

As a result, pursuant to ss. 300 sub-p. 2 HGB a commercial balance sheet II had to be drawn up for the individual financial statements to be included (see Tz. 26 to ss. 300 HGB in Beck'scher Bilanzkommentar, 4. edition). In this commercial balance sheet II tax privileges were eliminated and uniform valuation principles were used. The currencies of the foreign individual financial statements were converted according to the concept of the functional currency.
Pursuant to this concept the balance sheet had to be converted at the exchange rate date - except the equity which was valued at the historical rate - and the profit and loss account at the average rate.

                          Poland                  Hungary

Current rate        1 PLZ = 0.21228 EUR   1 HUF = 0.003831 EUR
Average rate        1 PLZ = 0.23034 EUR   1 HUF = 0.004035 EUR

Fixed assets were valued on the basis of the initial costs less a linear pro rata temporis or degressive depreciation, respectively.

Stocks and inventories are valued at group manufacturing costs or cost prices considering the lowest value principle.

Accounts receivable and other assets are valued at their nominal value minus potential allowances for losses on individual bank loan accounts or retirements of accounts receivable.

Transitory items were shown pursuant to ss. 250 HGB.

The special  item  including  reserves  (allowances)  was shown  pursuant to the
recommendations   of  the   HFA-Stellungnahme   1/1984  of  the   Institut   der
Wirtschaftsprufer in Deutschland e.V.

Reserves take into account all risks apparent at the time. Accounts payable are shown at their repayment value.

d) Consolidation of Funds

For the capital consolidation the book-value method (ss. 301 sub-p. 1 no. 1 HGB) was applied, that is the valuation of the shares in the subsidiaries were set off against the equity of the subsidiaries, allocated to these shares, that corresponds to the book value of the assets and debts to be included in the group accounts. The difference amounting to EUR 4,072.28 was not capitalized as goodwill - different from what is required by ss. 301 sub-p. 3 HGB - but was deducted from the group capital (profit carry forward), since it includes only the costs for incorporation. The shares of other shareholders shown pursuant to ss. 307 HGB were taken into account.

e) Consolidation of Debts

According to the standard theory the mutual accounts receivable and accounts payable existing between the companies included in the group accounts were set off pursuant to ss. 303 sub-p. 1 HGB. The total amount of the mutual accounts receivable and accounts payable that were set off amounts to 164.6 ThEUR. 11.0 ThEUR was shown as money being transferred (from Hungary to Germany).

f) Interim result elimination

In the financial year 2003, like in the previous years, interim results were eliminated, see ss. 304 sub-p. 1 HGB. A total of EUR 21,913.25 was debited as expenditure. This was necessary for the readjustment of the valuation of the finished products and goods to group-uniform manufacturing costs.

g) Expenditure and Income Consolidation

The expenditure and earnings from the mutual supply and service transactions were set off against one another amounting to 736.5 ThEUR.

h) Deferred taxation

Deferred taxation was made according to ss. 274 HGB and ss. 306 HGB as follows:

     a) In the commercial balance sheet II of BAW Budissa Agrodienstleistungen und Warenhandels GmbH the tax option was eliminated pursuant to ss. 7 g EStG (ss. 300 sub-p. 2 HGB).

     b) The item of deferred taxes in the group accounts was currently adjusted in the year under review starting from 01.01.2003.

     c)  National differences in the tax rates were kept.

LISTING OF THE SUBSIDIARIES OF THE GROUP

The following subsidiaries were included in the group accounts:

Name and reg.office       Share        Capital    Results for the financial year
                          of           Stock
                          parent                  in national
                          company                 trade balance II
                          in %         in EUR     currency              in EUR

AG-BAG HUNGARIA KFT
registered office at
Mosonmagyarovar
(Hungary)                   90       *28,989.23  + 1,881,095.45 HUF  +  7,594.92

"AG BAG Polska" Sp.zo.o.
registered office at
Szelejewo Drugie
(Republic of Poland)        80       *24,102.--  +   128,023.07 zl.  + 29,488.84

* historical exchange rate

The subsidiaries have not acquired shares in the parent company in the year under report.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Contingent Liabilities and other Financial Obligations:

There are no contingent liabilities or other financial obligations.


NOTE 3 - BREAKDOWN AND EXPLANATION OF THE ITEMS OF THE BALANCE SHEET
--------------------------------------------------------------------

1. FIXED ASSETS - EUR 1,041,176.69
----------------------------------

The composition and development of fixed assets are listed in Exhibit 1.


2. RAW MATERIALS, AUXILIARIES AND MEDIA - EUR 10,157.
----------------------------------------------------

Classification:

Company                                                 Valuation
                                                  EUR           p.y.ThEUR

BAW Budissa Agrodienst-
leistungen und Waren-      packaging material
handels GmbH               and small parts      10,157.--          11.1
                                               ===========     ===========

An interim profit elimination was not necessary since no intra- group deliveries are included.

3. UNFINISHED PRODUCTS AND GOODS - EUR 77,740.84
------------------------------------------------

Classification:                                   EUR           p.y.ThEUR

   BAW Budissa Agrodienstleistungen
   und Warenhandels GmbH                       77,740.84           0.0
                                              ===========      ===========

Unfinished products were valued at manufacturing costs. An interim result elimination was not necessary.

4. FINISHED PRODUCTS AND GOODS - EUR 442,855.85
-----------------------------------------------

Classification:                             EUR      p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                      -.-         41.2
  "AG BAG Polska" Sp.zo.o.             353,958.73       154.6
  AG-BAG HUNGARIA KFT                   88,897.12        10.1
                                       ----------       -----
                                       442,855.85       205.9
                                       ==========       =====

For stocks and inventories an interim result elimination of a total of EUR 21,913.25 was made, of which EUR 5,657.-- include stocks and inventories in Hungary and EUR 16,256.25 in Poland.

5. ACCOUNTS RECEIVABLE FROM GOODS AND SERVICES - EUR 382,745.29
--------------------------------------------------------------

Classification:                           EUR        p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH               81,944.85          22.4
  "AG BAG Polska" Sp.zo.o.           253,537.58         230.0
  AG-BAG HUNGARIA KFT                 47,262.86          94.9
                                     ----------         -----
                                     382,745.29         347.3
                                     ==========         =====

The reserve from last year ThEUR 31.0 was utilized during the current year.

6. OTHER ASSETS - EUR 72,837.13
-------------------------------

Classification:                           EUR        p.y.ThEUR
  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                8,779.72           3.1
  "AG BAG Polska" Sp.zo.o.            59,234.84          15.3
  AG-BAG HUNGARIA KFT                  4,822.57           0.0
                                      ---------          ----
                                      72,837.13          18.4
                                      =========          ====

Specified as follows:                                   EUR
   Repayment of turnover tax (D)                      7,920.76
   Repayment of turnover tax (P)                     51,556.80
   Repayment of corporate tax(P)                      6,838.39
   Repayment of turnover tax (H)                      3,246.26
   Repayment of corporate tax (H)                     1,183.79
   Repayment of trade tax(H)                            392.52
                                                     ---------
   Total repayments                                  71,138.52
   Interest limitation premium (D)                      858.96
   Insurance fund (P)                                   839.65
                                                     ---------
   Total                                             72,837.13
                                                     =========

7. CHEQUES, CASH IN HAND, BALANCES AT BUNDESBANK AND
   POSTBANK, BALANCES AT FINANCIAL INSTITUTIONS -
   EUR 163,720.99
----------------------------------------------------

Classification:
                     BAW Budissa Agro-   "AG BAG   AG-BAG            group
                     dienstleistungen    Polska"   HUNGARIA
                     und Warenhandels    sp.zo.o.  KFT
                     GmbH in EUR          EUR       EUR         EUR    p.y.ThEUR
Cash in bank            125,735.56      8,262.64  14,849.52  148,847.72   604.4
Cash on hand                821.15      2,548.74     503.38    3,873.27     3.9
Transfers within
the group                     -.-           -.-   11,000.--   11,000.--    13.0
                        ----------     ---------  ---------  ----------   -----
                        126,556.71     10,811.38  26,352.90  163,720.99   621.3
                        ==========     =========  =========  ==========   =====

8. DEFERRED ITEMS - EUR 13,902.67
---------------------------------

Classification:                           EUR        p.y.ThEUR
  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH               12,904.25           2.0
  "AG BAG Polska" Sp.zo.o.               772.46           0.7
  AG-BAG HUNGARIA KFT                    225.96           0.7
                                      ---------           ---
                                      13,902.67           3.4
                                      =========           ===

For all companies these items include advance financial expenditures for technical equipment and vehicles as well as loan fees.

9. SPECIAL ITEM INCLUDING RESERVES - EUR 172,353.92
---------------------------------------------------

Classification and development:
                           as per      allocation      as per
                         12.31.2002    (reversal)   12.31.2003
                             EUR          EUR           EUR

Investment grant         141,711.75    54,000.--
                                      (23,357.83)   172,353.92
                         ==========    =========    ==========

These are subsidies provided by Sachsische Aufbaubank (GA-Fordermittel) paid out to BAW Budissa Agrodienstleistungen und Warenhandels GmbH.

10. DEFERRED TAXES - EUR ZERO
-----------------------------

Development:                                            EUR
   As of 12.31.2002                                  59,755.05
   Minus: Transfer in tax reserves             ./.   59,755.05
                                                     ---------
                                                          -.-
                                                         =====

In the previous year the deferred taxation corresponded to 40 % of the tax-free reserves pursuant to ss. 7g EStG at BAW GmbH. The formation of this item was made in HB II. In the current year the reserve was completely reversed. For this reason the deferred taxes were reversed.

11. TAX RESERVES - EUR 44,372.89
--------------------------------

Classification and development:
                                     as per     allocation      as of
                                   12.31.2002 (consumption)   12.31.2003
                                                (release)*
Trade income tax                       EUR          EUR           EUR

   2001                             44,936.42   (44,936.42)         -.-
   2002                             19,032.--         -.-      19,032.--
   2003                                  -.-      2,746.--      2,746.--
Corporate tax

   2001                              3,825.49    (4,373.09)
                                               U    547.60          -.-
   2002                             21,569.92    (4,375.--)    17,194.92
   2003                                  -.-      4,221.88      4,221.88
Reunification charge

   2001                                788.37      (240.55)
                                                U  (547.60)
                                                     (0.22)*        -.-
   2002                              1,186.43      (240.62)       945.81
   2003                                  -.-        232.28        232.28
                                    ---------    ---------     ---------
                                    91,338.63     7,200.16
                                                (54,165.68)
                                                     (0.22)*   44,372.89
                                    =========    =========     =========

For the group accounts as per 12.31.2003 the respective national tax rates were used. The tax reserve applies only to BAW GmbH.


12. OTHER RESERVES - EUR 49,342.84
----------------------------------

The other reserves include expenses for guaranties/warranties, drawing up and auditing of the annual statement of accounts, fees to IHK and trade associations as well as backlog of vacation. These reserves cover all discernable risks and obligations.

13. LIABILITIES - EUR 1,013,105.08
----------------------------------

Accounts payable      Total      Breakdown according to periods
                                 ------------------------------
                     amount    up to 1 y.  up to 5 y.   5 y.+ more
                       EUR         EUR         EUR         EUR

to credit
institutions       558,468.04  144,386.26  325,335.45   88,746.33

for goods
and services         8,507.74    8,507.74        -.-         -.-

to
shareholders       431,533.78  176,425.03  255,108.75        -.-

Other*              14,595.52   14,595.52        -.-         -.-
                 ------------  ----------  ----------   ---------
Total            1,013,105.08  343,914.55  580,444.20   88,746.33
                 ============  ==========  ==========   =========

* of which from taxes EUR 2,085.54
  of which for
  social insurance EUR 5,470.61



NOTE 4 - BREAKDOWN AND EXPLANATION OF THE INCOME STATEMENT ITEMS
---------------------------------------------------------------

1. TURNOVER - EUR 4,175,003.54 (P.Y. 3.894.0 THEUR)
-------------------------------------------------------

Classification:

               BAW Budissa Agro-    "AG BAG     AG-BAG
               dienstleistungen     Polska"     HUNGARIA
               und Warenhandels     Sp.zo.o.    KFT              group
               GmbH in EUR            EUR          EUR            EUR

Proceeds from sale
of goods         1,910,268.32   1,434,235.50   378,580.87   3,723,084.69
Proceeds from
Services                 -.-      437,457.19    13,485.26     450,942.45
Other turnover         976.40           -.-          -.-          976.40
                 ------------   ------------   ----------   ------------
                 1,911,244.72   1,871,692.69   392,066.13   4,175,003.54
                 ============   ============   ==========   ============

2. OTHER OPERATIONAL EARNINGS - EUR 112,289.09
----------------------------------------------

Classification:
                   BAW Budissa Agro-  "AG BAG    AG-BAG
                   dienstleistungen   Polska"    HUNGARIA
                   und Warenhandels   Sp.zo.o.   KFT             group
                   GmbH in EUR          EUR         EUR           EUR

                        77,534.92    28,134.33    6,619.84    112,289.09
                        =========    =========    ========    ==========

3. EXPENDITURE ON RAW MATERIALS, AUXILIARIES AND MEDIA - EUR 2,955,079.19
---------------------------------------------------------

Classification:
                   BAW Budissa Agro-  "AG BAG     AG-BAG
                   dienstleistungen   Polska"     HUNGARIA
                   und Warenhandels   Sp.zo.o.    KFT              group
                   GmbH in EUR          EUR          EUR            EUR

                     1,713,451.72 1,047,946.30   193,681.17   2,955,079.19
                     ============ ============   ==========   ============

4. EXPENDITURE ON OUTSOURCED SERVICES - EUR 446,825.71
-----------------------------------------------------

Classification:
                   BAW Budissa Agro-  "AG BAG     AG-BAG
                   dienstleistungen   Polska"     HUNGARIA
                   und Warenhandels   Sp.zo.o.    KFT              group
                   GmbH in EUR          EUR          EUR            EUR

                       270,102.05   168,280.62     8,443.04     446,825.71
                       ==========   ==========     ========     ==========

5. PERSONNEL EXPENDITURE - EUR 227,191.38
-----------------------------------------

Classification:                           EUR        p.y.ThEUR
  a) Wages and salaries
     BAW Budissa Agrodienstleistungen
     und Warenhandels GmbH            98,427.91          82.7
     "AG BAG Polska" Sp.zo.o.         61,626.59          56.0
     AG-BAG HUNGARIA KFT              23,263.70          21.9
                                     ----------         -----
     Subtotal
     wages and salaries              183,318.20         160.6
                                     ----------         -----

-----------------------------------------------------

                                         EUR        p.y.ThEUR
  b) Social security contributions

     BAW Budissa Agrodienstleistungen
     und Warenhandels GmbH            22,974.44          17.9

     "AG BAG Polska" Sp.zo.o.         12,944.26          10.9

     AG-BAG HUNGARIA KFT               7,954.48           7.3
                                      ---------          ----
     Subtotal
     Social security contributions    43,873.18          36.1
                                      ---------          ----
     Total personnel expenditure     227,191.38         196.7
                                     ==========         =====

6. DEPRECIATION ON TANGIBLE ASSETS - EUR 299,462.17
--------------------------------------------------

Classification:                           EUR        p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH              272,531.89         111.6

  "AG BAG Polska" Sp.zo.o.            12,433.75          18.2

  AG-BAG HUNGARIA KFT                 14,496.53          15.0
                                     ----------         -----
                                     299,462.17         144.8
                                     ==========         =====

An exact specification is shown in Exhibit 1, List of Fixed Assets.

7. OTHER OPERATIONAL EXPENDITURE - EUR 473,488.92
-------------------------------------------------

Classification:

                   BAW Budissa Agro-  "AG BAG    AG-BAG
                   dienstleistungen   Polska"    HUNGARIA
                   und Warenhandels   Sp.zo.o.   KFT            group
                   GmbH in EUR          EUR         EUR          EUR

                       244,518.84   186,026.30   42,943.78   473,488.92
                       ==========   ==========   =========   ==========

8. OTHER INTEREST AND SIMILAR EARNINGS - EUR 4,915.44
----------------------------------------------------

Classification:                           EUR        p.y.ThEUR
  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                4,177.09           2.8

  "AG BAG Polska" Sp.zo.o.               629.03           4.1

  AG-BAG HUNGARIA KFT                    109.32           1.5
                                       --------           ---
                                       4,915.44           8.4
                                       ========           ===

These are interest earnings from time deposit accounts, current accounts and other interest.

9. INTEREST AND SIMILAR EXPENDITURE - EUR 27,387.48
---------------------------------------------------

Classification:                           EUR        p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH               27,262.11          28.1

  "AG BAG Polska" Sp.zo.o.               125.37           3.8

  AG-BAG HUNGARIA KFT                      -.-            3.5
                                      ---------          ----
                                      27,387.48          35.4
                                      =========          ====

10. TAX ON INCOME AND EARNINGS - EUR 81,461.99
----------------------------------------------

Classification:                           EUR        p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH              112,758.52         130.5

  "AG BAG Polska" Sp.zo.o.            30,221.30          29.3

  AG-BAG HUNGARIA KFT                  2,858.55           6.8
                                     ----------         -----
  Subtotal   national taxes          145,838.37         166.6

less:  Retirement of deferred taxes
    BAW-GmbH for reversal of
    savings reserve (p.y. for
    tax reductions) in CBS II    ./.  59,755.05     ./.   1.6

less:  New formation of
    deferred taxes               ./.   4,621.33      +    7.0
                                      ---------         -----
                                      81,461.99         172.0
                                      =========         =====

11. OTHER TAXES - EUR 3,471.29
------------------------------

Classification:                            EUR       p.y.ThEUR

  BAW Budissa Agrodienstleistungen
  und Warenhandels GmbH                1,596.03           1.6

  "AG BAG Polska" Sp.zo.o.             1,864.67           1.5

  AG-BAG HUNGARIA KFT                     10.59           0.0
                                       --------           ---
                                       3,471.29           3.1
                                       ========           ===

This item includes property and motor vehicle tax.

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

                                                                            EUR                TEUR               TEUR
BALANCE SHEET RECONCILIATION TO US GAAP                                    2003                2002               2001
---------------------------------------                                    ----                ----               ----
Total liabilities (non US GAAP)                                              1,279,175           1,117.6             1,288.6
Special item including reserves                                              (172,354)           (141.7)             (134.1)
Tax reserve                                                                     68,942              56.7                53.7
                                                                     ------------------    --------------   -----------------
Adjusted total liabilities (for US GAAP)                                     1,175,763           1,032.6             1,208.2
                                                                     ------------------    --------------   -----------------

Total equity (non US GAAP)                                                     934,727             896.3               633.8
Equity affect of prior year's reconcilation                                     65,412              80.5                25.8
Current year reversal of special item depreciation/income                     (23,358)            (25.1)                82.6
Current year taxes on increased/decreased net income                             9,343              10.1              (27.9)
                                                                     ------------------    --------------   -----------------
Adjusted equity capital (for US GAAP)                                          986,124             961.8               714.3
                                                                     ------------------    --------------   -----------------

PROFIT AND LOSS ACCOUNT RECONCILIATION TO US GAAP
Result of regular operations (non US GAAP)                                     177,438             477.9               427.7
(Reduction)/increase in other operating proceeds                              (23,358)            (25.1)                   -
(Reduction)/increase in other operating expenses                                     -                 -              (82.6)
                                                                                           --------------   -----------------
                                                                     ------------------
Adjusted result of regular operations (for US GAAP)                            154,080             452.8               510.3
                                                                     ------------------    --------------   -----------------

Taxes from income and revenue (non US GAAP)                                   (81,462)           (172.0)             (107.7)
(Additional)/reduction in taxes from income and revenue                          9,343              10.1              (27.9)
                                                                     ------------------    --------------   -----------------
Taxes from income and revenue (for US GAAP)                                   (72,119)           (161.9)             (135.6)
                                                                     ------------------    --------------   -----------------

Year's profit (non US GAAP)                                                     92,505             302.7               318.0
(Reduction)/increase in other operating proceeds                              (23,358)            (25.1)                   -
(Reduction)/increase in other operating expenses                                     -                 -              (82.6)
(Additional)/reduction in taxes from income and revenue                          9,343              10.1              (27.9)
                                                                     ------------------    --------------   -----------------
Year's profit (for US GAAP)                                                     78,490             287.7               372.7
                                                                     ------------------    --------------   -----------------

Year's profit including to other shareholders (non US GAAP)                      6,657              15.5                33.7
(Reduction)/increase in other operating proceeds                               (1,682)             (1.3)                   -
(Reduction)/increase in other operating expenses                                     -                 -               (8.8)
(Additional)/reduction in taxes from income and revenue                            673               0.5               (3.0)
                                                                     ------------------    --------------   -----------------
Year's profit including to other shareholders (for US GAAP)                      5,648              14.7                39.5
                                                                     ------------------    --------------   -----------------

Year's profit without other shareholders (non US GAAP)                          85,848             287.2               284.3
(Reduction)/increase in other operating proceeds                              (21,676)            (23.8)                   -
(Reduction)/increase in other operating expenses                                     -                 -              (73.8)
(Additional)/reduction in taxes from income and revenue                          8,670               9.5              (24.9)
                                                                     ------------------    --------------   -----------------
Year's profit without other shareholders (for US GAAP)                          72,842             272.9               333.2
                                                                     ------------------    --------------   -----------------

                                    BAW GROUP

                                    EXHIBIT 1
                              LIST OF FIXED ASSSETS


------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------
                    HISTORICAL    ADDITIONS   HISTORICAL   ACCUMULATED DEPRECIATION ACCUMULATED   CURRENCY      NET          NET
                       COST      RETIREMENTS     COST      DEPRECIATION   2003      DEPRECIATION CONVERSION  BOOK VALUE   BOOK VALUE
                    12.31.2002                12.31.2003   12.31.2002               12.31.2003   DIFFERENCES 12.31.2003   12.31.2002
                        EUR          EUR          EUR         EUR          EUR         EUR          EUR         EUR          EUR
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------
Land, land-type
rights
and buildings
on sites owned
by third parties     626,872.96   180,857.42   807,730.38  56,531.67     36,464.76   92,996.43         0.00  714,733.95   570,341.29

------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------

Technical equipment
and machines         674,800.32   391,711.74  1,035,570.58 471,444.07   253,517.47  724,961.54    -1,448.15  309,160.89   209,221.18
                                  -30,941.48
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------

Equipment and         44,848.09     3,021.78    46,700.86  24,080.73      8,304.76   32,385.49       369.06   14,684.43    21,787.76
devices                            -1,169.01
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------


Low-value
assets                19,850.72     1,130.87    20,981.59  19,896.02      1,175.18   21,071.20        89.62        0.00         0.00
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------

Advance payments
made
Systems under
construction               0.00     2,597.42     2,597.42       0.00          0.00        0.00                 2,597.42         0.00
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------

TANGIBLE ASSETS     1,366,372.08  579,319.23  1,913,580.83 571,952.49   299,462.17  871,414.66      -989.47 1,041,176.69  801,350.23
                                  -32,110.49
------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------ ----------- -----------

                                    BAW GROUP
                                    EXHIBIT 2
                               EURO EXCHANGE RATE


                             High       Low
              Rate at       During    During     Average
Year       December, 31,     Year      Year       Rate
----       -------------    ------    ------     -------
2003          1.2552        1.2562    1.0333      1.1321
2002          1.0481        1.0497    0.8560      0.9459
2001          0.8858        0.9597    0.8344      0.9138
2000          0.9416        1.0419    0.8226      0.9728
1999          1.0040        1.1960    0.9986      1.0667
1998          1.1669        1.2324    1.0532      1.1135

                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------

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

10.2 Form of Change of Control Agreement between the Company and each of its executive officers and key employees(4)*

10.3            1991 Employee Stock Plan, as amended effective November 1,
                1996(3)*

10.4            Incentive Stock Option Plan, as amended effective November 1,
                1996(3)*

10.5            Non-employee Director Stock Option Plan(3)*

10.6            Credit and Security Agreement with Wells Fargo Credit, Inc.
                effective May 13, 2003

10.7            First Amendment to Credit and Security Agreement

10.8            Second Amendment to Credit and Security Agreement

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