Form 10-K/A
period 2003-12-31
AG BAG INTERNATIONAL LTD
filed 2004-04-23
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                           Yes             No   |X|
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

================================================================================

                                EXPLANATORY NOTE

In accordance with Instruction G(3) of Form 10-K, this amendment is being filed to include the information in Part III because the registrant's proxy statement will not be filed within 120 days after the registrant's fiscal year end.

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

DIRECTORS

CLASS III - DIRECTORS UP FOR ELECTION THIS YEAR FOR TERMS EXPIRING IN 2007

     o LARRY R. INMAN, 53, Chairman of the Board (1990-2000; 2002 to present); President of the Company (since 1993); President of Ag-Bag Corporation (1984-1989) (former subsidiary of the Company) and Chairman (1989-1994). Mr. Inman has been a director of the Company since 1990.

     o LEMUEL E. CUNNINGHAM, 82, Vice President of the Company (1990-1996); Owner/Operator of Post Oaks Ranch and Cunningham Cattle and Feed Company (since 1958). Mr. Cunningham has been a director of the Company since 1990.

CLASS I - DIRECTORS REMAINING IN OFFICE UNTIL 2005

     o MICHAEL W. FOSTER, 63, President of Astoria Pacific Industries, Inc., an investment company, (since 1989); educator (1976-1996); executive director of Clatsop Community College Foundation, a nonprofit foundation (1999-2003); advisory board member of US Bank Corp. (since
         2002). Mr. Foster has been a director of the Company since 1990.

     o UDO WEBER, 40, Managing director of BAG-Budissa an agriculture company, (since 1994); Managing director of BAW, a bag distribution company
         (joint venture with the Company) (since 1997); Managing director of Ag-Bag Polska, an Ag-Bag distribution company (a subsidiary of BAW) (since 1999). Mr. Weber has been a director of the Company since 2002.

CLASS II - DIRECTORS REMAINING IN OFFICE UNTIL 2006

     o ARTHUR P. SCHUETTE, 64, Vice President of Sales (since 1991); Treasurer of the Company (1990-1999); Treasurer of Ag-Bag Corporation (1983-1991) (former subsidiary of the Company). Mr. Schuette has been a director of the Company since 1990.

     o JAMES C. DEMATTEO, 47, Manager of dairy business development, Cargill Animal Nutrition Western Business Unit, a nutrition group of Cargill, (since 1999); Dairy nutritionist, Cargill Animal Nutrition (1994-1999); Director, Dairy Vision Group, a dairy business group of Cargill, (since
         2001); Member, Applied Dairy Technology Team, a technical and scientific advisory group within Cargill Animal Nutrition, a nutrition group of Cargill, (since 1994). Mr. DeMatteo has been a director of the Company since 2002.

AUDIT COMMITTEE FINANCIAL EXPERT

Under rules adopted by the SEC, the Company is required to disclose whether it has an "Audit Committee Financial Expert" serving on its Audit Committee. Although management believes that at least one member of the Audit Committee would qualify as an Audit Committee Financial Expert, the Company's Board of Directors has not designated any particular member of the Audit Committee as the Audit Committee Financial Expert under the SEC's rules. Management believes that at least one member of the Audit Committee is capable of: (i) understanding generally accepted accounting principles and financial statements; (ii) assessing the general application these principles in connection with the accounting for estimates, accruals and reserves; (iii) analyzing and evaluating the Company's consolidated financial statements; (iv) understanding internal control over financial reporting; and (v) understanding audit committee functions. All directors serving on the Audit Committee are "independent" as defined in the NASD Marketplace Rule 4200(a)15. During 2003, the Audit Committee held five meetings.

PERFORMANCE GRAPH

The following performance graph compares cumulative total return for Company stockholders over the past five years against the cumulative total return of the Standard & Poor's 500 Stock Index, and against the Standard & Poor's Machinery Group Index. The graph assumes $100 is invested in Company stock and each of the other two indices at the closing market quotation on December 31, 1998 and dividends are reinvested. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                                [GRAPHIC OMITTED]
                        [PERFORMANCE GRAPH - DATA BELOW]


                  1998       1999        2000       2001       2002       2003
                  ----       ----        ----       ----       ----       ----
Ag-Bag          $100.00    $ 92.85     $ 78.58    $ 48.00    $ 50.29    $ 80.00
S&P 500         $100.00    $120.89     $109.97    $ 96.94    $ 75.64    $ 97.09
S&P Mach.       $100.00    $117.91     $114.30    $123.34    $120.35    $180.97

Although the companies included in the Standard & Poor's Machinery Group Index generally have a larger market capitalization than the Company, such companies are believed to provide the closest peer group representation with respect to the industry served by the Company.

This performance graph shall not be deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the same by reference.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The underlying objectives of the Company's compensation strategy are to attract and retain the best possible executive talent, to motivate those executives to achieve optimum operating performance for the Company, to link executive and stockholder interests through equity-based plans and to provide a compensation package that recognizes individual contributions as well as overall business results. There are three components to the Company's executive compensation: base salary, long-term incentives in the form of stock options, and incentive (bonus) payments. The incentive (bonus) payments are only paid in the event the Company is profitable as they are based on a percentage of net income.

Base Salary. Base salary for each executive officer, other than for Michael J. Schoville and Larry R. Inman, was subjectively determined by an assessment of his or her sustained performance, advancement potential, experience, responsibility, scope and complexity of the position, and current salary in relation to salary levels for comparable positions in the industry, based on the Company's general awareness of such salary levels.

Long-Term  Incentives.  Stock  options  are  periodically  granted  to the Chief
Executive Officer and other executive officers to encourage management of the Company from the perspective of an owner with an equity interest in the Company. Vesting is used to encourage key employees to continue in the employ of the Company.

Annual Incentives. The Company's executive officers receive an annual bonus from the Company under their employment agreements. There were no bonus payments made in the fiscal year ended December 31, 2003.

Chief Executive Officer. Mr. Schoville's compensation is based on his employment arrangement with the Company, which provides for a base salary and has a bonus provision of 2.5% of the net income of the Company. Since the Company was not profitable for 2003, there was no bonus paid to Mr. Schoville. Mr. Schoville's compensation as set forth in his employment arrangement is derived from the value of his industry expertise and the compensation of comparable industry executives.

The Company does not have any "Excessive  Employee  Remuneration"  as defined in section 162(m) of the Internal Revenue Code.

This report shall not be deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the same by reference.

                                                     Michael W. Foster, Chairman
                                                     Lemuel E. Cunningham

EXECUTIVE COMPENSATION

The following table sets forth certain information for each of the years ended December 31, 2003, 2002 and 2001, regarding compensation accrued or paid by the Company to (1) the Company's Chief Executive Officer, and (2) each executive officer of the Company who accrued or was paid compensation in excess of $100,000 in the year ended December 31, 2003 (the "Named Executive Officers"):

------------------------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------

                                                        ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                            -------------------------------------------- ----------------------------

                                                                       OTHER ANNUAL       RESTRICTED    SECURITIES       ALL OTHER
NAME AND PRINCIPAL POSITION                   SALARY       BONUS       COMPENSATION         STOCK       UNDERLYING     COMPENSATION
                                   YEAR         ($)         ($)             ($)             AWARDS        OPTIONS           ($)
-------------------------------- ---------- ------------ ---------- -------------------- ------------- -------------- --------------
Michael J. Schoville,              2003       110,000        -               -                -              -            810 (3)
CEO                                2002       91,667         -               -                -           30,000          810 (3)
                                   2001          -           -               -                -              -               -
-------------------------------- ---------- ------------ ---------- -------------------- ------------- -------------- --------------
Larry R. Inman,                    2003       133,138        -               -                -              -               -
President                          2002       108,000        -          14,400 (1)            -              -               -
                                   2001       108,000     11,576        14,400 (1)            -              -               -
-------------------------------- ---------- ------------ ---------- -------------------- ------------- -------------- --------------
Michael R. Wallis,                 2003       99,350         -               -                -              -               -
CFO & VP of Finance                2002       90,000         -           4,800 (2)            -              -               -
                                   2001       90,000      11,576         4,800 (2)            -              -               -
-------------------------------- ---------- ------------ ---------- -------------------- ------------- -------------- --------------
Walter L. Jay,                     2003       99,350         -               -                -              -               -
VP of Mfg.                         2002       90,000         -           5,400 (2)            -              -               -
                                   2001       90,000      11,576         5,400 (2)            -              -               -
-------------------------------- ---------- ------------ ---------- -------------------- ------------- -------------- --------------

     (1) Includes  a  $4,800   automobile   expense   allowance   and  a  $9,600
         farm-related expense allowance.
     (2) Automobile expense allowance.
     (3) Dollar value of term life insurance premium paid on behalf of Mr. Schoville.

No stock appreciation rights or stock options were granted to, or exercised by, the Company's executive officers during the last fiscal year.

--------------------------------------------------------------------------------------------------------------------------------
                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                              --------------------------------- --------------------------------
                                                              NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
-------------------------- ------------------- --------------   UNEXERCISED OPTIONS/SARS AT          MONEY OPTIONS/SARS AT
                            SHARES ACQUIRED        VALUE            DECEMBER 31,2003 (#)             DECEMBER 31,2003 ($)
          NAME              ON EXERCISE (#)    REALIZED ($)     (EXERCISABLE/UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE)
-------------------------- ------------------- -------------- --------------------------------- --------------------------------
Michael J. Schoville               0                 0                 10,000/20,000                   $3,500/$7,000 (1)
-------------------------- ------------------- -------------- --------------------------------- --------------------------------
Larry R. Inman                     0                 0                      0/0                              $0/$0
-------------------------- ------------------- -------------- --------------------------------- --------------------------------
Michael R. Wallis                  0                 0                      0/0                              $0/$0
-------------------------- ------------------- -------------- --------------------------------- --------------------------------
Walter L. Jay                      0                 0                      0/0                              $0/$0
-------------------------- ------------------- -------------- --------------------------------- --------------------------------

   (1) - Calculated based on the closing market price of the Company's Common Stock on December 31, 2003 at $.35 per share as reported on the OTC Bulletin Board.

DIRECTOR COMPENSATION

Of our current Board members, Mr. Inman and Schuette are salaried employees of the Company. Board members that are not salaried employees of the Company receive separate compensation for Board service. For 2004, that compensation includes:

--------------------------------------------------------------------------------
ATTENDANCE FEES:                    $1,000 for each in-person Board meeting
                                    $  500 for each Board committee meeting
                                    Expenses related to attendance
--------------------------------------------------------------------------------
STOCK OPTIONS:                      Per Non-Employee Director Stock Option Plan*
--------------------------------------------------------------------------------

*Pursuant to the Company's Non-Employee Director Stock Option Plan, adopted in 1996, each non-employee director receives an initial option to purchase 50,000 shares of the Company's Common Stock, ("Common Stock"), which vest over a three year period at the rate of 40% after six months, 40% after two years and 20% after three years. At each annual meeting, directors who have served a three-year term receive an annual option to purchase 10,000 shares of Common Stock exercisable six months after the grant date. The exercise price for the options granted to non-employee directors is equal to the fair market value of the Common Stock on the date of grant. A total of 300,000 options have been granted under the Non-Employee Director Stock Option Plan, 240,000 of which are fully vested at December 31, 2003.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with executive officers, Messrs Inman, Jay and Wallis and Mrs. Tucker, which are automatically renewed on a yearly basis, unless terminated by the death or disability of the employee, or upon at least six months written notification by either party. The employment agreements provide for base compensation, bonus compensation and participation in the employee benefit plans offered by the Company.

On April 11, 2000, the Company entered into Change of Control Agreements with executive officers, Messrs Inman, Jay, Wallis and Schuette, and Mrs. Tucker and key personnel. These agreements provide for payments to the executive officer or key employee of the Company, of one year's annual base salary, and a bonus of $5,000 for each year of Company service in excess of five years, in addition to outplacement services and continued Company employee benefit coverage for a one year period, in the event that such officer is terminated without cause within the period governed by the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Lemuel E. Cunningham, who served on the Compensation Committee of the board of directors of the Company during 2003, was a Vice President of the Company from 1990-1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors or persons who own more than 10% of the Common Stock of the Company file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4 and Form 5. Officers, directors and holders of more than

10% of the Common Stock are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports furnished to the Company and written representations with respect to the fiscal year ended December 31, 2003, directors Cunningham, Foster, Weber and DeMatteo each reported his annual non-employee director stock option grant on a Form 5 for 2003 instead of on a Form 4 as required by recently adopted rules. Consequently, the report of each director's annual grant of options was delinquent.

CODE OF ETHICS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 5, 2004, by (i) each director, director nominee and named executive officer; (ii) each person known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; and (iii) all directors and executive officers as a group. Except as otherwise indicated in the notes below, each person whose ownership is reported has sole voting power and sole dispositive power as to the number of shares shown.

NAME AND ADDRESS                                       AMOUNT AND NATURE OF                PERCENT OF CLASS
OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                  OUTSTANDING
-------------------                                    --------------------                  -----------
Steven G. Ross                                               1,800,000                          15.05%
2000 West Marshall Dr.
Grand Prairie, TX  75051

Lemuel E. Cunningham                                         1,402,579            (1)           11.64%
7000 W. Seven Rivers Dr.
Crystal River, FL  34429
Director

Peter Cundhill & Associates (Bermuda) Ltd.                    910,700                           7.62%
Peter Cundhill Holdings (Bermuda) Ltd.
The Peter Cundhill Trust
15 Alton Hill
Southampton SN01
Bermuda

Larry R. Inman                                                996,881                           8.34%
2320 SE Ag-Bag Lane
Warrenton, OR  97146
Chairman of the Board, Director, &
President

Michael W. Foster                                             314,260             (2)           2.61%
1636 Irving St.
Astoria, OR  97103
Director

Arthur P. Schuette                                            267,959             (3)           2.24%
513 Porters Neck Rd.
Wilmington, NC  28411
Director & Vice President of Sales

Walter L. Jay                                                 133,297                           1.12%
190 Grant St.
Blair, NE  68008
Vice President of Manufacturing

NAME AND ADDRESS                                       AMOUNT AND NATURE OF                PERCENT OF CLASS
OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                  OUTSTANDING
-------------------                                    --------------------                  -----------

Michael R. Wallis                                             44,057                              *
2320 SE Ag-Bag Lane
Warrenton, OR  97146
Chief Financial Officer & Vice President of Finance

Udo Weber                                                     60,000              (4)             *
Birnenalle 10
OT Kleinbautzen
02694 Malschwitz
Germany
Director

James C. DeMatteo                                             50,000              (5)             *
9011 Lone Oak Drive
Valley Springs, CA  95252
Director

Michael J. Schoville                                          92,379              (6)             *
6912 Capital View Ct.
Johnston, IA  50131
Chief Executive Officer

Harvey Houtkin                                                738,618             (7)           6.18%
160 Summit Avenue
Montvale, NJ  07645

All directors and officers as a group (10 persons)           3,597,824            (8)           29.33%
----------------------------------------------------------------------------------------------------

* less than 1%

(1) Includes 952,442 shares held by the Lemuel E. Cunningham Living Trust, 72,558 shares held by Morgan Nicole Cunningham Trust, 80,000 shares held by Victoria E. Cunningham Trust, and 207,579 shares held by Brandy Lynn White Trust, of which Mr. Cunningham is the trustee, and 90,000 shares issuable upon exercise of options granted to Mr. Cunningham under the Non-Employee Director Stock Option Plan.

(2) Includes 5,118 shares owned by Astoria Pacific Industries, Inc., of which Mr. Foster is the President and 90,000 shares issuable upon exercise of options granted under the Non-Employee Director Stock Option Plan.

(3)  Includes 266,979 shares held jointly with Mr. Schuette's wife.

(4) Includes 10,000 shares of Common Stock issuable upon exercise of options granted under the Incentive Stock Option Plan and 50,000 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Director Stock Option Plan.

(5) Includes 50,000 shares of Common Stock issuable upon exercise of options granted under the Non-Employee Director Stock Option Plan.

(6) Includes 20,000 shares of Common Stock issuable upon exercise of options granted under the Incentive Stock Option Plan.

(7) Includes 163,618 shares owned by Domestic Securities, Inc., of which Mr. Houtkin is CEO, 125,000 shares owned by Mr. Houtkin's wife, 100,000 shares owned by Stuart Houtkin, 100,000 shares owned by Michael Houtkin, and 100,000 shares owned by Brad Houtkin, all of whom are Mr. Houtkin's sons.

(8) Includes 280,000 shares issuable upon exercise of options granted under the Non-Employee Director Stock Option Plan, and 30,000 shares issuable upon exercise of options granted under the Incentive Stock Option Plan.

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
--------------------------------- ---------------------------- ----------------------- ----------------------------------

The  Company  has an  Employee  Stock  Plan,  Incentive  Stock  Option  Plan and
Non-employee Director Stock Option Plan, which have not been approved by security holders. Information on the plans are contained in Note 10 to the Company's Financial Statements. These plans have previously been filed as exhibits to the Company's public filings. (See "Exhibit Index")

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Currently, there are 174,000 outstanding shares of Preferred Stock, Series A, owned by the Lemuel E. Cunningham Trust and by members of Mr. Cunningham's family. The Company maintains life insurance on the life of Mr. Cunningham in the amount of $1,000,000 for the purpose of redeeming the Preferred Stock at a price of $4 per share in the event of his death.

The Company purchases its Tri-Dura(R) rolls from a company owned by Steven G. Ross ("Supplier") pursuant to a supply agreement. Steven G. Ross is a 15.05% stockholder in the Company and partial owner of a company which competes with the Company's Tri-Dura(R) bags. The supply agreement provides that the Company purchase all of its plastic rolls, with certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier may terminate the Supply Agreement upon two years' prior written notice. The Company may purchase plastic rolls from other suppliers to the extent Supplier is unable to supply plastic rolls under the Supply Agreement. The Company purchased all of its Tri-Dura(R) rolls from the Supplier during 2003 with payments to the Supplier of approximately $7 million.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Fees billed by our auditors' during the last two fiscal years were as follows:

                                         ------------------- -------------------
                                                2003                2002
---------------------------------------- ------------------- -------------------
Audit Fees(1)                                 $102,928            $71,195
---------------------------------------- ------------------- -------------------
Audit-related Fees                             $9,000              $5,710
---------------------------------------- ------------------- -------------------
Tax Fees                                      $22,565             $23,505
---------------------------------------- ------------------- -------------------
All other fees                                   -                   -
---------------------------------------- ------------------- -------------------
(1) Financial Statement Audit and Quarterly Reviews of Forms 10-Q (including expenses)

All of Moss Adams LLP services, whether for audit or non-audit services, are pre-approved by the Audit Committee. The Audit Committee pre-approves annually the engagement letter from Moss Adams LLP, which details the specific services to be performed. Those pre-approved services include the annual audit and 10-K review, quarterly 10-Q reviews, assistance with adoption of new accounting pronouncements or auditing and disclosure requirements, internal control reviews and assistance with internal control reporting requirements, tax compliance, tax planning, preparation and related tax services and assistance and consultation on questions raised by taxing or regulatory agencies. Any additional engagement that does not fit within the definition of the pre-approved service contained in the annual engagement letter may be presented to the Audit Committee for consideration at its next scheduled meeting, or if earlier consideration is required, to the committee chairman.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) The following documents are filed as part of this report:
                                                                                                               Page
         1.   Index to Financial Statements..................................................................    35

              Independent Auditor's Report...................................................................   F-1

              Balance Sheets at December 31, 2003 and 2002...................................................   F-2

              Statements of Operations and Comprehensive Loss for the years ended
                  December 31, 2003, 2002 and 2001...........................................................   F-4

              Statements of changes in Shareholders' Equity for the years ended
                  December 31, 2003, 2002 and 2001...........................................................   F-5

              Statements of Cash Flows for the years ended December 31,
                  2003, 2002 and 2001........................................................................   F-6

              Notes to Financial Statements..................................................................   F-7

         2. Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 15:

              Independent Auditor's Report on Supplemental Information.......................................  F-29

              Schedule of Valuation and Qualifying Accounts..................................................  F-30

              Audited Financial Statements of BAW group as of December 31, 2003, 2002 and 2001...............  F-31
                  (Considered a significant 50% owned equity investee as defined under SEC Regulation S-X 3-09)

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits...............................................    36

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

                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation

Date: April 23, 2004         By:   \s\ Michael J. Schoville
                                   ---------------------------------------------
                                   Michael J. Schoville, Chief Executive Officer

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

10.2 Form of Change of Control Agreement between the Company and each of its executive officers and key employees(4)*

10.3          1991  Employee  Stock  Plan,  as  amended  effective  November  1,
              1996(3)*

10.4          Incentive  Stock Option  Plan,  as amended  effective  November 1,
              1996(3)*

10.5          Non-employee Director Stock Option Plan(3)*

10.6          Credit and  Security  Agreement  with  Wells  Fargo  Credit,  Inc.
              effective May 13, 2003(5)

10.7          First Amendment to Credit and Security Agreement(5)

10.8          Second Amendment to Credit and Security Agreement(5)

11            Statement re computation of earnings per share(5)

12            Statement re computation of ratios(5)

21            Subsidiaries of Registrant(5)

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1          Section 1350 Certification of Chief Executive Officer

32.2          Section 1350 Certification of Chief Financial Officer

 *   Management contract or compensatory plan
(1)  Filed as exhibit to the Form S-1 Registration No. 33-46115
(2)  Filed as exhibit to the Form 10-K for the fiscal  year ended  December  31,
     1994
(3)  Filed as exhibit to the Form 10-K for the fiscal  year ended  December  31,
     1996
(4)  Filed as exhibit to the Form 10-K for the fiscal  year ended  December  31,
     2000
(5)  Filed as exhibit to the Form 10-K for the fiscal  year ended  December  31,
     2003