Form 10-Q
period 2004-03-31
AG BAG INTERNATIONAL LTD
filed 2004-05-17
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended:          March 31, 2004


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

                             YES  [   ]      NO  [ X ]


     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of May 3, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                       March 31         December 31
                                     (Unaudited)
                                   2004        2003         2003
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $    58,319  $       774  $   167,528
 Accounts receivable            1,783,848    3,271,349    1,226,390
 Inventories                    5,437,531    5,276,021    5,781,345
 Other current assets             355,764      389,338      251,808
 Deferred income tax                 -         374,000         -
                               ----------   ----------   ----------


    Total current assets        7,635,462    9,311,482    7,427,071

 Deferred income tax                 -         691,000         -
 Intangible assets, less
  accumulated amortization         12,590        9,666       15,066
 Property, plant and equipment
  less accumulated depreciation 3,067,915    3,781,674    3,233,673
 BAW Joint-venture                398,589      409,438      376,974
 Other assets                     449,446      458,917      491,513
                                ---------   ----------   ----------

Total assets                  $11,564,002  $14,662,177  $11,544,297
                               ==========   ==========   ==========



                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31         December 31
                                     (Unaudited)
                                   2004        2003         2003
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 1,951,375  $   941,145  $ 2,090,448
 Current portion of long term
  debt and capital lease
  obligations                     167,742      315,386      182,706
 Accounts payable               1,446,170    1,593,120      936,953
 Accrued expenses and other
  current liabilities           1,056,756    1,375,476      961,731
 Income tax payable                 2,210        2,210        2,210
                               -----------  -----------  -----------

   Total current liabilities    4,624,253    4,227,337    4,174,048

 Long-term debt and capital
  lease obligation, less
  current portion               1,049,936    1,387,281    1,071,488
                                ---------    ----------   ----------
   Total liabilities            5,674,189    5,614,618    5,245,536
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                       696,000      696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,210,211    9,210,211    9,210,211
 Treasury stock                  ( 31,500)     (31,500)    ( 31,500)
 Accumulated deficit           (4,105,517)    (947,771)  (3,696,569)
                                ---------    ---------   ----------
   Total shareholders' equity   5,889,813    9,047,559    6,298,761
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $11,564,002  $14,662,177  $11,544,297
                               ==========   ==========   ==========







                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                              Preferred Stock        Common Stock       Treasury Stock       Paid-In    Accumulated
                              Shares    Amount     Shares     Amount   Shares     Amount     Capital      Deficit      Total
                              ------    ------     ------     ------   ------     ------     -------      --------   -----------
Balance December 31, 2003    174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $(3,696,569)  $ 6,298,761

Net loss                                                                                                  (408,948)     (408,948)
                             -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance March 31, 2004       174,000  $696,000  12,061,991  $120,619    105,000 ($31,500)  $9,210,211  $(4,105,517)  $ 5,889,813
                             =======   =======  ==========   =======   ========   =======   =========    =========   ===========




































                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months
                                                        Ended March 31
                                                          (Unaudited)
                                                    ----------------------
                                                      2004          2003
                                                      ----          ----

Net sales                                         $ 4,205,698  $ 6,868,301
Cost of sales                                       3,383,763    5,658,640
                                                    ---------    ---------
Gross profit from operations                          821,935    1,209,661

Selling expenses                                      498,471      679,695
Administrative expenses                               692,993      656,641
Research and development expenses                      50,568       23,068
                                                    ---------    ---------
Loss from operations                                 (420,097)    (149,743)

Other income (expense):
  Interest expense                                   ( 70,818)    ( 47,500)
  Miscellaneous                                        81,967       95,956
                                                    ---------    ---------
Loss before provision for
 income taxes                                        (408,948)    (101,287)

Benefit for income taxes                                    -       52,000
                                                    ---------    ---------

Net loss and comprehensive loss                   $  (408,948) $  ( 49,287)
                                                    =========    =========
Basic and diluted net loss
 per common share                                 $      (.03) $      (.01)
                                                    =========    =========
Basic and diluted weighted average
 number of common shares outstanding               11,956,991   11,956,991
                                                   ==========   ==========


















                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                          Three Months Ended March 31
                                                   (Unaudited)
                                                   -----------
                                                2004         2003
                                                ----         ----
Cash flows from operating activities:
 Net loss                                 $  (408,948) $  ( 49,287)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization              167,350      202,121
   Deferred income taxes                         -         (52,000)
   Proceeds from sale of assets                 3,253         -
 Changes in assets and liabilities:
    Accounts receivable                      (557,458)  (2,112,422)
    Inventories                               343,814      775,699
    Other current assets                     (103,956)    (190,461)
    Accounts payable                          509,217      689,811
    Accrued expenses and other current
     liabilities                               95,025      239,868
            Other assets                       20,452       20,211
                                            ----------   ----------
Net cash provided(used) in operating
    activities                                 68,749   (  476,460)
                                           ----------   -----------

Cash flows from investing activities:
   Capital expenditures                      (  2,369)    ( 23,477)
                                             ---------    ---------
Net cash used in investing activities        (  2,369)    ( 23,477)
                                             ---------    ---------

Cash flows from financing activities:
   Net proceeds from (payments on) line
     of credit                               (139,073)     556,420
   Principal payments on debt                ( 36,516)    (108,445)
   Payment of preferred dividends                -         (14,790)
                                            ---------    ---------
Net cash provided(used) by financing
   activities                                (175,589)     433,185
                                            ----------   ---------

Net increase/(decrease) in cash              (109,209)    ( 66,752)

Cash and cash equivalents at beginning
 of period                                    167,528       67,526
                                            ---------      -------

Cash and cash equivalents at end of period $   58,319  $       774
                                            =========   ==========




                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Going Concern
-------------

      As a result of the Company incurring net losses during the previous three years and during the first quarter of 2004, and its negative cash flows from operations for the prior year, there is uncertainty about the Company's ability to continue as a going concern. The Company's management believes the Company's weak operating results have been primarily due to the depressed milk prices in the agriculture sector, which have a direct impact on the disposable income of its dairy farm customers, who account for approximately 75% of the Company's business. The Company further believes that dairy farmers have been delaying or eliminating capital expenditures due to their uncertainties regarding milk prices and their disposable income. Predictions for 2004 continue to show milk prices significantly higher than the historically low levels seen for many of the previous years and the Company expects operating results to improve as dairy farmers begin to see increases in their disposable income through stabilizing milk prices. The Company's management also feels that dealers have been conservative on their pre-season orders for 2003-04 as a result of the prolonged, depressed milk price situation. It is management's feeling that some dealers will have the need to re-order additional product during the year as a result of the forecasted improving milk prices, which should help the Company's dealers sell out of their remaining inventories. If this happens, there is a potential for higher gross margins for the Company, as the dealers would be re-ordering outside of the pre-season order program terms which provide for a lower volume discount on their re-orders.

      To help provide positive cash flow for the Company, management implemented an expense reduction plan in late 2003. Specifically, management implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management also continues considering other changes to the Company's business model such as opportunities to sell the business, refinance the Warrenton, Oregon facility (which has only a small economic development loan outstanding against this collateral), consolidate or dispose of manufacturing facilities or other tangible or intangible assets, including selling the Company's 50% interest in its joint venture, or a policy loan against the life insurance policies currently in force in which the Company is the beneficiary. However, no assurance can be given that the Company will be successful in accomplishing these objectives.

      Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Inventories
-----------

Inventories consist of the following:

                                       March 31        December 31
                                     (Unaudited)
                                   2004        2003        2003
                               ----------   ----------   ----------
         Finished goods        $4,750,820   $4,329,800   $4,846,358
         Work in process       $  617,318   $  663,119   $  880,687
         Raw materials         $   69,393   $  283,102   $   54,300
                               ----------   ----------   ----------
                      Total    $5,437,531   $5,276,021   $5,781,345
                               ==========   ==========   ==========

Inventories are stated at the lower of cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

Seasonal Fluctuations
---------------------

The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company's operations results in between 53-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company's dealer's place their next year's annual product requirements order in advance. This allows the Company to know in advance its production mix which in turn allows leveling of production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company's third party financing programs. This however, has brought seasonality back into play for the Company, as shipments under the dealer bank program are at the timing of the dealer rather than the Company under the terms of the program. The three-month results may not be indicative of the estimated results for a full fiscal year.

BAW Joint Venture
-----------------

The Company has a 50% interest in the BAW (Budissa Agrodienstleistungen Und Warenhandels) venture which is accounted for under the equity method. Condensed income statements for the Company's BAW Joint Venture in Germany are as follows:


                                              (Dollars in 000's)
                                             Quarter Ended March 31
                                                  (Unaudited)
                                      --------------------------------------
                                          2004                    2003
                                          ----                    ----

Net sales                                 $ 198                   $ 225
Cost of goods sold                         (200)                   (161)
                                      --------------------------------------
Gross profit                                 (2)                     64
Selling & administrative expenses           (90)                    (87)
Other income (expense)                       (4)                     (1)
Income tax benefit                           38                       9
                                      --------------------------------------
Net (loss)*                               $ (58)                  $ (15)
                                      ======================================

*  Attributed to other shareholders        $ (4)                   $ (1)

The condensed income statements have been translated from the Euro to the U.S. dollar at average exchange rates in effect for the periods ended March 31, 2004 and 2003. The average exchange rates used at March 31, 2004 and 2003 were $1.24 and $1.06 respectively.

Income Taxes
------------

Income taxes are lower than the expected statutory rates due to the Company's recognition of the tax benefits of the research and development tax credit and the non-taxability of income from the Company's investment in its BAW Joint Venture and the extraterritorial income exclusion. In addition, management has established a valuation allowance of $1,740,772 to fully reserve against its deferred tax assets at March 31, 2004.

Warranty
--------

At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the quarters ended was as follows:

                                               March 31,         March 31,
                                                 2004              2003
                                            ----------------  ----------------
Balance, beginning of the year                    $ 74,753          $177,384

Charged to expense                                  29,781            19,373

Warranty costs incurred during the quarter         (22,646)          (24,815)
                                            ----------------  ----------------
Balance, end of quarter                           $ 81,888          $171,942
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

The Company has computed the value of all options granted during the quarters ended March 31, 2004 and 2003 using the Black-Scholes pricing model as prescribed under SFAS No. 123. The pro-forma effect on net loss of options granted is as follows:

                                          March 31,                March 31,
                                             2004                    2003
                                     ---------------------   -------------------

    Net income (loss):
        As reported                       $(408,948)              $( 49,287)
        Pro forma                         $(409,748)              $( 50,691)

    Net income (loss) per share:
        As reported                            (.03)                   (.01)
        Pro forma                              (.03)                   (.01)


Recently Issued Accounting Standards
------------------------------------

        In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of
this  statement  to  be  classified  as   liabilities   (or  an  asset  in  some
circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. The implementation of this statement did not have a material impact on the Company's financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The implementation of this statement did not have a material impact on the Company's financial statements.


         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research

Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," the Company is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company is associated with a potential variable interest entity through its investment in BAW. Management determined that BAW is a variable interest entity, but concluded that the Company is not the primary beneficiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

         Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, on file with the Securities and Exchange Commission ("SEC"). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2004, compared to the results of operations for the three-month period ended March 31, 2003, and to changes in the Company's financial condition from December 31, 2003 to March 31, 2004.

Critical Accounting Policies
----------------------------

      The Company's significant accounting policies are described in Note 1 to the financial statements included in Item 15 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2003. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for warranty reserves, accounting for pre-season order flooring interest, recourse obligation reserves and accounting for income taxes.

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

         The $187,901 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and a general reserve of $10,000, which is deemed appropriate for the level of receivables carried by the Company. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

         The $81,888 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty and reserves are updated as trends in these variables change.

         The Company estimates the future interest that will be incurred by the Company associated with current sales under its dealer pre-season order program. At the time of sale, the Company reduces sales revenue and accrues a liability for the estimated future interest obligation. The Company estimates its future interest obligation pursuant to the terms of its pre-season order program and the shipping periods defined therein. The Company estimates that machinery shipped between October and May of each year, will be sold at the dealer level by the end of May and accrues an estimated future interest liability accordingly (ranging from 30 to 210 days). For machinery shipped after May, the Company estimates (since bagging season is in full swing) that it will incur interest for approximately 30 days, and accrues an estimated liability accordingly. For all other products, the company accrues an estimated future interest liability (ranging from 30 to 180 days) under the assumptions that the product will be sold at the dealer level by the end of the respective shipping periods as defined in the pre-season order program. For additional products ordered and shipped outside the defined shipping periods, the Company accrues an estimated future interest liability of approximately 30 days, which according to the pre-season order program, the Company pays interest through the end of the month of shipment. The Company had accrued an estimated liability of $55,308 under this program at March 31, 2004.

         The Company periodically assigns some of its trade accounts receivable to various third-party financing sources. These accounts can be assigned with or without recourse depending on the specific accounts assigned. The Company reviews on a monthly basis, those accounts assigned with recourse to determine their payment history with the third-party financing source and estimates if any accrual is necessary for potential future recourse obligations. The Company has determined, that at March 31, 2004, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $1,740,772 valuation allowance against its deferred tax assets as of March 31, 2004.

Forward-Looking Statements
--------------------------

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2003.

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

Results of Operations
---------------------

     The core business of the Company is historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tends to be purchased in anticipation of the next harvest season, so most of the sales of machinery occur in the spring and summer. This requires the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tend to occur as the harvest season approaches in the summer, and during the harvest season in the fall. In September 2002, the Company took steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company's dealers place their next year's annual product requirements order in advance and utilize one of the Company's third party financing sources. The pre-season program has allowed the Company to know in advance its production mix which in turn has provided the Company with the ability to level its production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company's third party financing programs. This however, has brought seasonality back into play for the Company, as shipments under the dealer bank program are at the timing of the dealer rather than the Company under the terms of the program. The Company's trade-off with shipment flexibility however, is lower overall financing costs under the dealer bank program. Approximately 50% of the Company's dealers use the local dealer bank financing program option. The pre-season order program is a program under which the Company pays the flooring interest for dealers and pays volume discounts to dealers based upon a sliding scale for the volume of orders placed by the dealer under the program.

     Approximately 95% of the Company's business is concentrated in the Northern Hemisphere resulting in between 53-70% of the Company's revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

          Quarter               2001            2002             2003
          -------            ----------      ----------       ----------
          First                 15%              18%              32%
          Second                35%              37%              27%
          Third                 35%              32%              26%
          Fourth                15%              13%              15%

As a result of the introduction in September 2002 and modification in 2003 of the Company's pre-season order program, these historical revenue percentages may not be indicative of future revenue percentage by quarter.

         Sales for the quarter ended March 31, 2004 decreased 38.77% to $4,205,698 compared to $6,868,301 for the quarter ended March 31, 2003. Sales were down for the quarter as a result of the Company's dealers placing conservative orders under the pre-season order program for 2003-04 resulting from carryover of inventory at the dealer level from the prior year, coupled with anticipated end use customer reluctance to make retail purchases in the near term until their balance sheets improve from the prolonged, depressed U.S. milk price situation in the dairy industry. Additionally, the Company's pre-season order program expanded to the dealers' local bank level in late 2003. Consequently, seasonality is beginning to enter the Company's operations again, as shipment of product is at the discretion of the dealer instead of the Company. The Company's dealers benefit from their local bank relationships and usually receive a lower financing rate than a national third party company would provide, without up-front financing fees. Consequently, this helps to lower the overall financing costs for the Company with dealers using this option. Several of the Company's dealers however, did not have their financing in place during the first quarter and as a result, the Company could not ship product to those dealers.

         The outlook for 2004 still indicates that milk prices will remain above the record low levels seen during early 2003 of $9.11. The following chart outlines the historical monthly milk prices from January 2003 through March 2004 as published by the U.S. Department of Agriculture (USDA).

                                [GRAPHIC OMITTED]
            [2003-04 MONTHLY MILK PRICE CHART - SEE FOLLOWING TABLE]

Milk Price Table

                                                                                                                      YR'S
  Year   Jan-03  Feb     Mar    Apr    May    June   July    Aug    Sept   Oct    Nov     Dec   Jan-04  Feb    Mar    Avg.
  ----   ------  ---     ---    ---    ---    ----   ----    ---    ----   ---    ---     ---   ------  ---    ---    ----
  2003    $9.78  $9.66   $9.11  $9.41  $9.71  $9.75 $11.78  $13.80 $14.30 $14.39 $13.47  $11.87 $11.61 $11.89 $14.49 $ 11.42
  2004    11.61  11.89   14.49                                                                                        $12.66

                 Source: USDA Basic Formula Price (BFP) monthly

         Dairy farmers began seeing increases in their monthly milk checks during the first quarter of 2004, but continued to remain cautious, despite continued low interest rates, on increasing their capital expenditures. Management believes that once sustained, prolonged upward movement in U.S. milk prices are seen, farmers will be able to repay their existing obligations which mounted from the persistently low milk prices over the last year and a half and purchase the Company's products. Also contributing to the decline in sales was increased volume discounts from the implementation of the Company's pre-season order program coupled with continued strong competition in the silage bag market, as farmers look for the most economically priced bag, with lesser consideration for quality and customer service, contributed to the decline.

                                [GRAPHIC OMITTED]
               [HISTORICAL MILK PRICE CHART - SEE FOLLOWING TABLE]

Milk Price Table

                                                                                                                       YR'S
  Year      Jan      Feb      Mar      Apr      May      June     July     Aug     Sept     Oct      Nov      Dec      Avg.
  ----      ---      ---      ---      ---      ---      ----     ----     ---     ----     ---      ---      ---      ----
  1980       11.37    11.35    11.59    11.70    11.66    11.68    11.73   11.86    12.07    12.42    12.52    12.61  $ 11.88
  1981       12.64    12.66    12.67    12.64    12.61    12.59    12.53   12.47    12.46    12.52    12.52    12.56  $ 12.57
  1982       12.55    12.46    12.45    12.45    12.43    12.42    12.42   12.44    12.46    12.56    12.56    12.62   $12.49
  1983       12.62    12.59    12.53    12.51    12.51    12.50    12.50   12.48    12.48    12.52    12.56    12.11   $12.49
  1984       12.05    12.06    12.08    12.07    12.08    12.09    12.17   12.30    12.64    12.64    12.72    12.52   $12.29
  1985       12.40    12.21    11.95    11.62    11.46    11.20    11.10   11.08    11.12    11.21    11.19    11.18  $ 11.48
  1986       11.12    11.04    11.02    10.98    10.98    11.00    11.06   11.33    11.55    11.69    11.91    11.88  $ 11.30
  1987       11.70    11.27    11.03    11.00    11.00    11.07    11.17   11.27    11.42    11.35    11.34    11.12  $ 11.23
  1988       10.91    10.60    10.43    10.33    10.34    10.34    10.52   10.98    11.48    11.88    12.23    12.27  $ 11.03
  1989       11.90    11.26    10.98    11.09    11.12    11.33    11.76   12.37    13.10    13.87    14.69    14.93  $ 12.37
  1990       13.94    12.22    12.02    12.32    12.78    13.28    13.43   13.09    12.50    10.48    10.25    10.19  $ 12.21
  1991       10.13    10.04    10.02    10.04    10.23    10.58    10.99   11.50    12.02    12.50    12.48    12.10  $ 11.05
  1992       11.71    11.21    10.98    11.46    12.06    12.46    12.59   12.54    12.28    12.05    11.84    11.34  $ 11.88
  1993       10.89    10.74    11.02    12.15    12.52    12.03    11.42   11.17    11.90    12.46    12.75    12.51  $ 11.80
  1994       12.41    12.41    12.77    12.99    11.51    11.25    11.41   11.73    12.04    12.29    11.86    11.38   $12.00
  1995       11.35    11.79    11.89    11.16    11.12    11.42    11.23   11.55    12.08    12.61    12.87    12.91  $ 11.83
  1996       12.73    12.59    12.70    13.09    13.77    13.92    14.49   14.94    15.37    14.13    11.61    11.34   $13.39
  1997       11.94    12.46    12.49    11.44    10.70    10.74    10.86   12.07    12.79    12.83    12.96    13.29  $ 12.05
  1998       13.25    13.32    12.81    12.01    10.88    13.10    14.77   14.99    15.10    16.04    16.84    17.34   $14.20
  1999       16.27    10.27    11.62    11.81    11.26    11.42    13.59   15.79    16.26    11.49     9.79     9.63   $12.43
  2000       10.05     9.54     9.54     9.41     9.37     9.46    10.66   10.13    10.76    10.02     8.57     9.37   $ 9.74
  2001        9.99    10.27    11.42    12.06    13.83    15.02    15.46   15.55    15.90    14.60    11.31    11.80  $ 13.10
  2002       11.87    11.63    10.65    10.85    10.82    10.09     9.33    9.54     9.92    10.72     9.84     9.74   $10.42
  2003        9.78     9.66     9.11     9.41     9.71     9.75    11.78   13.80    14.30    14.39    13.47    11.87  $ 11.42
  2004       11.61    11.89    14.49                                                                                   $12.66

            Source: USDA Basic Formula Price (BFP) annualized average

         The following table identifies revenue from each product line that accounted for more that 15% of total revenue for the quarter as compared to the same quarter in the prior year:

         Product                                     2004              2003
         -------                                     ----              ----
         Bags                                        44%               31%
         Machines                                    38%               56%
         Other                                       18%               13%
                                                     ---               ---
         Net Sales                                   100%              100%

         Machine sale revenue for the quarter declined 57.78% and bag sale revenue declined 13.39% compared to the same period of 2003. Machine and bag sale revenue declined as a result of the sales factors previously discussed. The following table identifies the number of machines sold by size by the Company for the first quarter of 2004 compared to 2003:


                                        Units Sold        Units Sold
                Machine Size               2004              2003
                ------------               ----              ----

                   Small                    22                43
                   Medium                    3                 3
                   Large                     3                13
                                      ---------------- ---------------
                   Total                    28                59
                                      ================ ===============

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

         The Company sold two composting systems in addition to compost bag sales during the quarter ended March 31, 2004, generating approximately $163,000 in revenue, compared to the quarter ended March 31, 2003 in which one system was sold, in addition to compost bags, generating approximately $150,000 in revenue.

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales make up between 30-35% of total sales. The gross margin realized on the Company's direct sales are typically within 1-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. Beginning in late 2002, the Company began focusing its marketing efforts more on dealer development and expanding its dealer network rather than a focus towards direct selling. As a result of this shift, the Company anticipates its sales mix to begin to favor more dealer sales in the future.

         Gross profit as a percentage of sales increased 10.96% for the quarter ended March 31, 2004 compared to the same period in 2003. The increase for the quarter was the result of stable margins on the Company's "core" smaller-sized bagging machines, coupled with cost reductions implemented during late 2003 and during the first quarter of 2004 to lower the Company's fixed manufacturing overheads and improve the Company's overall margins.

         Selling expenses for the quarter ended March 31, 2004 decreased 22.66% to $498,471 compared to $679,695 for the quarter ended March 31, 2003. The decrease for the quarter was the result of lower commissions and third party financing fees caused by lower sales volumes, lower overall advertising costs, and lower personnel, benefit, and travel costs associated with cost reductions implemented late in 2003 which were fully in place during the first quarter of 2004.

         Administrative expenses for the quarter ended March 31, 2004 increased 5.54% to $692,993 compared to $656,641 for the quarter ended March 31, 2003. The increase for the quarter was the result of higher professional fees from the conclusion of the ongoing patent litigation and patent development costs, and increases in insurance expense, partially offset by lower administrative salaries, employee benefit expenses and general office expenses.

         Research and development expenses for the quarter ended March 31, 2004 were $50,568 compared to $23,068 for the quarter ended March 31, 2003. Research for the quarter focused on continued development and testing of the newer design of the Company's larger-sized silage bagging machine and compost machine modification, in addition to continuing ongoing research regarding new silage and nutritional studies of bagged feed and its effects on animal production.

         Interest expense for the quarter ended March 31, 2004 increased 49.01% to $70,818 compared to $47,500 for the quarter ended March 31, 2003. The increase for the quarter was the result of the Company utilizing a larger portion of its credit line, coupled with an increase in the interest rate on its line of credit as a result of an amendment to the Company's credit agreement with its primary lender during the quarter.

         Miscellaneous income for the quarter ended March 31, 2004 decreased 14.58% to $81,967 compared to $95,956 for the quarter ended March 31, 2003. The decrease for the quarter was the result of lower general miscellaneous income, offset by increased royalty income.

      The Company's effective income tax rate for the quarter ended March 31, 2004 was zero compared to (51.34%) for the quarter ended March 31, 2003. The effective tax rate was zero during the quarter due to the fact the Company established an additional $163,000 valuation allowance against its deferred tax assets in respect to the Company's ability to utilize its Net Operating Loss carryforwards and research tax credits, which was offset by the fact the Company's income from its German joint venture is not taxable in the United States, and the extraterritorial income exclusion provisions of the current United States tax code.

         Net loss for the quarter ended March 31, 2004 was $408,948 compared to $49,287 for the quarter ended March 31, 2003. The decrease for the quarter was the result of lower sales, increased administrative and interest expenses, in addition to lower miscellaneous income and no tax benefit being realized from the quarterly loss due to establishment of a valuation allowance against the deferred tax assets generated during the quarter, partially offset by increases in the Company's gross profit as a percentage of sales, and lower selling expenses.

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

      As a result of the Company incurring net losses during the previous three years and during the first quarter of 2004, and its negative cash flows from operations for the prior year, there is uncertainty about the Company's ability to continue as a going concern. The Company's management believes the Company's weak operating results have been primarily due to the depressed milk prices in the agriculture sector, which have a direct impact on the disposable income of its dairy farm customers, who account for approximately 75% of the Company's business. The Company further believes that dairy farmers have been delaying or eliminating capital expenditures due to their uncertainties regarding milk prices and their disposable income. Predictions for 2004 continue to show milk prices significantly higher than the historically low levels seen for many of the previous years and the Company expects operating results to improve as dairy farmers begin to see increases in their disposable income through stabilizing milk prices. The Company's management also feels that dealers have been conservative on their pre-season orders for 2003-04 as a result of the prolonged, depressed milk price situation. It is management's feeling that some dealers will have the need to re-order additional product during the year as a result of the forecasted improving milk prices, which should help the Company's dealers sell out of their remaining inventories. If this happens, there is a potential for higher gross margins for the Company, as the dealers would be re-ordering outside of the pre-season order program terms which provide for a lower volume discount on their re-orders.

      To help provide positive cash flow for the Company, management implemented an expense reduction plan in late 2003. Specifically, management implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management also continues considering other changes to the Company's business model such as opportunities to sell the business, refinance the Warrenton, Oregon facility (which has only a small economic development loan outstanding against this collateral), consolidate or dispose of manufacturing facilities or other tangible or intangible assets, including selling the Company's 50% interest in its joint venture, or a policy loan against the life insurance policies currently in force in which the Company is the beneficiary. However, no assurance can be given that the Company will be successful in accomplishing these objectives.

      Accounts receivable decreased 45.47% at March 31, 2004 to $1,783,848 compared to $3,271,349 at March 31, 2003. The decrease was the result of lower sales for the quarter coupled with the Company changing its collection methods during the fourth quarter of 2002, whereby the Company's customers no longer have open account terms and the Company generally receives funding from its third party financing sources within 10 days of invoice processing. At March 31, 2003, the Company still had some receivables outstanding under its previous collection method of providing terms for its customers. For new purchases, the Company's customers have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company has established adequate reserves ($187,901 at March 31, 2004 compared to $169,886 at March 31, 2003) against accounts receivable in the event that some of the remaining accounts become uncollectible.

      The Company relies on its third-party financing sources and the dealers' own established credit with their local banks, to provide funding for the Company's dealers' and retail customers' purchases under the pre-season order program. The Company's third party financing sources and dealers' local banks have provided sufficient credit to the Company's dealers to date for the Company to receive payment and management believes this will continue. However, no assurance can be given that the Company's third-party financing sources and dealers' local banks will continue to provide the Company with dealer and end user financing programs designed for the Company.

      Inventory increased 3.06% at March 31, 2004 to $5,437,531 compared to $5,276,021 at March 31, 2003. The small increase in inventory resulted from the Company's dealers controlling more of the timing of their product shipments to be closer to season, as a result of the local dealer bank financing component of the Company's pre-season order program and the Company's production on those orders. The Company continues its efforts to streamline inventory and more closely match its production with planned inventory requirements.

      Other current assets decreased 8.62% at March 31, 2004 to $355,764 compared to $389,338 at March 31, 2003. The decrease was the result of a decrease in trade show deposits and other prepaid expenses.

      Deferred income taxes decreased to $-0- at March 31, 2004 compared to $1,065,000 at March 31, 2003. The decrease was the result of the Company establishing a valuation allowance of $1,740,772 against its deferred tax assets at March 31, 2004.

      Intangible assets at March 31, 2004 increased to $12,590 compared to $9,666 at March 31, 2003. The increase was the result of new patents developed on the Company's bagging machine technology, offset by normal amortization expense.

         The BAW joint venture asset decreased to $398,589 at March 31, 2004 compared to $409,438 at March 31, 2003. The decrease was the result of the deferred gain under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture in the second quarter of 2003, which was offset by the Company's share of income for the quarter. During the quarter ended March 31, 2004, $21,615 of deferred gain was recognized.

      Other assets decreased to $449,446 at March 31, 2004 compared to $458,917 at March 31, 2003. The decrease was due to changes in the cash surrender value of life insurance policies maintained by the Company under which it is the beneficiary.

      The Company has a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 4 3/4%. As of March 31, 2004, $1,951,375 was outstanding under the credit line. The line of credit will fluctuate based upon production needs and the timing of collection of receivable balances. Additionally, the Company's borrowing base fluctuates as receivables and inventory change. The borrowing base is equal to (1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of 40% of eligible inventory or $2 million. The line of credit is subject to certain net worth and earnings covenants, and an annual capital expenditure limit. Management believes that funds generated from operations, management's implemented expense reduction plan and other changes being considered to the Company's business model, and the Company's operating line of credit, will be sufficient to meet the Company's cash requirements through 2004. The Company's line of credit is subject to renewal in May 2006.

      On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($622,396 US) as security for an additional cash credit facility of the Company's German joint venture. In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($304,325 US). There was 250,000 Euro

($304,325 US) outstanding and guaranteed by the Company under this additional cash credit facility at March 31, 2004.

      Accounts payable decreased 9.22% at March 31, 2004 to $1,446,170 compared to $1,593,120 at March 31, 2003. The decrease for the quarter was the result of the Company slowing its manufacturing process during the first month of the quarter (resulting from the Company's local bank pre-season order program option), offset with extended term payment arrangements provided by some of the Company's principal suppliers.

      Accrued expenses and other current liabilities decreased 23.17% at March 31, 2004 to $1,056,756 compared to $1,375,476 at March 31, 2003. The decrease in accrued expenses and other current liabilities for the quarter was the result of decreased payroll and benefit accruals from personnel reductions occurring during the later part of 2003 and during the quarter, decreased dealer deposits from the Company's change in its customer payment options implemented in late 2002, and lower accrued warranty expenses resulting from the Company passing on more warranty costs to its principal suppliers. These were partially offset by increases in volume discounts from the Company's pre-season order program, coupled with increased general and pre-season order flooring interest accruals.

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

      The following table outlines the Company's future contractual obligations by type:

                                                   Payments due by period
                         --------------------------------------------------------------------------------
Contractual                                  Less than                                        More than
Obligations                   Total            1 year        1-3 years        3-5 years        5 years
                         --------------------------------------------------------------------------------

Long-term debt               $1,217,678        $167,742        $155,503         $159,265        $735,168
Operating leases                254,783          13,698          43,834           43,834         153,417
Purchase obligations                 -               -               -                -               -
                         --------------------------------------------------------------------------------
Total                        $1,472,461        $181,440        $199,337         $203,099        $888,585
                         ================================================================================


Off-Balance Sheet Arrangements
------------------------------

As of March 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

                  10.9     Third Amendment to Credit and Security Agreement

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                  32.1     Section 1350 Certification of Chief Executive Officer

                  32.2     Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

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


                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                               (Registrant)



Date: May 13, 2004                      By: /s/ Michael R. Wallis
                                            ---------------------------
                                            Michael R. Wallis
                                            Chief Financial Officer and
                                            Vice President of Finance

                                        (duly authorized and principal
                                        financial officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
------         ----------------------

10.9           Third Amendment to Credit and Security Agreement

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer