Form 10-Q
period 2004-06-30
AG BAG INTERNATIONAL LTD
filed 2004-08-16
CIK 842289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended:          June 30, 2004

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
                           YES  [   ]      NO [ X ]

     The  registrant  has one  class of  Common  Stock  with  11,956,991  shares outstanding as of July 29, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                               June 30          December 31
                                             (Unaudited)
                                           2004        2003         2003
                                       ----------   ----------   ----------

Current assets:
 Cash and cash equivalents            $   199,884  $   275,956  $   167,528
 Accounts receivable                    1,979,620    2,395,522    1,226,390
 Inventories                            5,419,782    7,223,000    5,781,345
 Other current assets                     293,859      325,775      251,808
 Deferred income tax                         -         392,000         -
                                       ----------   ----------   ----------

    Total current assets                7,893,145   10,612,253    7,427,071

 Deferred income tax                         -         717,000         -
 Intangible assets, less
  accumulated amortization                 10,113       20,019       15,066
 Property, plant and equipment
  less accumulated depreciation         2,821,553    3,585,951    3,233,673
 BAW Joint-venture                           -         266,520      376,974
 Other assets                             478,117      476,417      491,513
                                        ---------   ----------   ----------

Total assets                          $11,202,928  $15,678,160  $11,544,297
                                       ==========   ==========   ==========

                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30           December 31
                                            (Unaudited)
                                          2004        2003         2003
                                       ----------   ----------   ----------
Current liabilities:
 Notes payable to bank                $ 1,406,449  $ 1,871,328  $ 2,090,448
 Current portion of long term
  debt and capital lease
  obligations                             126,335      201,810      182,706
 Accounts payable                       1,279,837    2,129,440      936,953
 Accrued expenses and other
  current liabilities                   1,671,926    1,318,430      961,731
 Income tax payable                         2,210        2,210        2,210
                                       ----------   ----------   ----------

   Total current liabilities            4,486,757    5,523,218    4,174,048

 Long-term debt and capital
  lease obligation, less
  current portion                       1,028,088    1,156,659    1,071,488
                                       ----------   ----------   ----------
   Total liabilities                    5,514,845    6,679,877    5,245,536
                                       ----------   ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                               696,000      696,000      696,000
 Common stock, $.01 par value             120,619      120,619      120,619
 Additional paid-in capital             9,210,211    9,210,211    9,210,211
 Treasury stock                          (31,500)     (31,500)    (31,500)
 Accumulated deficit                   (4,307,247)    (997,047)  (3,696,569)
                                       ----------   ----------   ----------
   Total shareholders' equity           5,688,083    8,998,283    6,298,761
                                       ----------   ----------   ----------
Total liabilities and
 shareholders' equity                 $11,202,928  $15,678,160  $11,544,297
                                       ==========   ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                              Preferred Stock        Common Stock       Treasury Stock       Paid-In    Accumulated
                              Shares    Amount     Shares     Amount   Shares     Amount     Capital      Deficit      Total
                              ------    ------     ------     ------   ------     ------     -------      --------   -----------

Balance December 31, 2003    174,000  $696,000  12,061,991  $120,619    105,000  ($31,500) $9,210,211  $(3,696,569)  $ 6,298,761

Net loss                                                                                                  (408,948)     (408,948)
                             -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance March 31, 2004       174,000  $696,000  12,061,991  $120,619    105,000  ($31,500) $9,210,211  $(4,105,517)  $ 5,889,813

Preferred stock dividends                                                                                  (29,580)      (29,580)
Net loss                                                                                                  (172,150)     (172,150)
                             -------   -------  ----------   -------   --------   -------   ---------    ---------   -----------
Balance June 30, 2004        174,000  $696,000  12,061,991  $120,619    105,000  ($31,500) $9,210,211  $(4,307,247)  $ 5,688,083
                             =======   =======  ==========   =======   ========   =======   =========    =========   ===========

                  See Notes to Condensed Financial Information

                        AG-BAG INTERNATIONAL LIMITED
                      CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months
                                                             Ended June 30
                                                              (Unaudited)
                                                        ----------------------
                                                          2004          2003
                                                          ----          ----

Net sales                                             $ 5,607,389  $ 5,780,508
Cost of sales                                           4,721,304    4,737,946
                                                        ---------    ---------
Gross profit from operations                              886,085    1,042,562

Selling expenses                                          552,384      675,230
Administrative expenses                                   649,506      773,627
Gain on sale of assets                                   (80,921)    (172,919)
Research and development expenses                          34,908       67,051
                                                        ---------    ---------
Loss from operations                                     (269,792)    (300,427)

Other income (expense):
  Interest income                                             -            -
  Interest expense                                       (69,661)    (63,953)
  Miscellaneous                                           167,303      285,894
                                                        ---------    ---------
Loss before provision for income taxes                   (172,150)     (78,486)

Benefit for income taxes                                      -        (44,000)
                                                        ---------    ---------

Net loss and comprehensive loss                       $  (172,150) $   (34,486)
                                                        =========    =========
Basic and diluted net loss
 per common share                                     $      (.02) $       .00
                                                        =========    =========
Basic and diluted weighted average
 number of common shares outstanding                   11,956,991   11,956,991
                                                       ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Six Months
                                                            Ended June 30
                                                             (Unaudited)
                                                        ----------------------
                                                          2004          2003
                                                          ----          ----

Net sales                                             $ 9,813,087  $12,648,809
Cost of sales                                           8,105,067   10,396,586
                                                        ---------    ---------
Gross profit from operations                            1,708,020    2,252,223

Selling expenses                                        1,050,855    1,354,925
Administrative expenses                                 1,342,499    1,430,268
Gain on sale of assets                                   (80,921)    (172,919)
Research and development expenses                          85,476       90,118
                                                        ---------    ---------
Loss from operations                                     (689,889)    (450,169)

Other income (expense):
  Interest income                                           -            -
  Interest expense                                       (140,479)    (111,454)
  Miscellaneous                                           249,270      381,850
                                                        ---------    ---------
Loss before provision for income taxes                   (581,098)    (179,773)

Benefit for income taxes                                     -         (96,000)
                                                        ---------    ---------

Net loss and comprehensive loss                       $  (581,098) $   (83,773)
                                                        =========    =========
Basic and diluted net loss
 per common share                                     $      (.05) $      (.01)
                                                        =========    =========
Basic and diluted weighted average
 number of common shares outstanding                   11,956,991   11,956,991
                                                       ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30
                                                                (Unaudited)
                                                                -----------
                                                             2004         2003
                                                             ----         ----
Cash flows from operating activities:
 Net loss                                              $  (581,098) $   (83,773)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                           313,691      407,317
   Inventory obsolescence reserves                            -          60,000
   Deferred income taxes                                      -         (96,000)
  (Gain) on sale of assets                                (80,921)    (172,919)
 Changes in assets and liabilities:
    Accounts receivable                                  (753,230)  (1,236,595)
    Inventories                                            361,563   (1,279,701)
    Other current assets                                  (42,051)    (126,898)
    Accounts payable                                       342,884    1,226,131
    Accrued expenses and other current
     liabilities                                           710,195      182,822
            Other assets                                   (73,068)     (27,289)
    Income tax payable                                         -           -
                                                        ----------  -----------
Net cash provided by/(used in) operating
    activities                                             197,965   (1,146,905)
                                                        ----------  -----------

Cash flows from investing activities:
   Capital expenditures                                   (2,369)    (38,313)
           Intangible assets                                  -        (12,532)
   Proceeds from sale of assets                            650,110      401,800
                                                        ----------  -----------
Net cash provided by investing
           activities                                      647,741      350,955
                                                        ----------  -----------

Cash flows from financing activities:
   Net proceeds/(repayments on)
            line of credit                                (683,999)   1,486,603
   Principal payments on debt                             (99,771)    (452,643)
   Payment of preferred dividends                          (29,580)     (29,580)
                                                        ----------  -----------
Net cash provided by/(used in) financing
   activities                                            (813,350)   1,004,380
                                                        ----------  -----------

Net increase in cash                                        32,356      208,430

Cash and cash equivalents at beginning
 of period                                                 167,528       67,526
                                                        ----------  -----------

Cash and cash equivalents at end of period              $  199,884  $   275,956
                                                         =========   ==========

                  See Notes to Condensed Financial Information
                                        7

                          AG-BAG INTERNATIONAL LIMITED
                    Notes to Condensed Financial Information
                                   (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------

The accompanying  unaudited condensed financial statements have been prepared in accordance  with  the  instructions  to  Form  10-Q.  They  do not  include  all information  and  footnotes  necessary  for a  fair  presentation  of  financial position and results of operations and cash flows in conformity  with accounting principles  generally accepted in the United States of America.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's  Annual Report on Form 10-K for the
year ended December 31, 2003. In the opinion of management, all adjustments of a normal  recurring nature that are considered  necessary for a fair  presentation have been included in the interim period. Operating results for the period ended
June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Going Concern
-------------

      As a result of the Company  incurring net losses during the previous three years and  during  the first  half of 2004,  and its  negative  cash  flows from operations for the prior year, there is uncertainty  about the Company's ability to continue as a going concern.  The Company's management believes the Company's weak  operating  results have been primarily due to the depressed milk prices in the agriculture  sector,  which have a direct impact on the disposable income of its dairy farm  customers,  who account for  approximately  75% of the Company's business.  The Company further believes that dairy farmers have been delaying or eliminating  capital  expenditures  due to their  uncertainties  regarding  milk prices and their  disposable  income.  Predictions for the remainder of 2004 and into 2005 continue to show milk prices higher than the  historically  low levels seen for many of the previous years and the Company expects operating results to improve  slowly as dairy  farmers  begin to see  increases  in their  disposable income through stabilizing milk prices. The Company's management also feels that dealers were  conservative on their pre-season orders for 2003-04 as a result of the prolonged,  depressed milk price situation.  It is management's feeling that some dealers will continue having the need to re-order additional product during the next quarter as a result of the improved milk prices,  which should help the
Company's  dealers  sell out of their  remaining  inventories.  The  Company has experienced some of this during the second quarter of 2004. If this continues to happen,  there is a potential for higher gross  margins for the Company,  as the dealers would be re-ordering  outside of the pre-season  order program terms and therefore  receiving a lower  volume  discount on their  re-orders.  As dealer's inventories  become depleted,  they will need to increase the size of their next pre-season  order  (2004-05)  to  take  full  advantage  of  the  various  sales incentives and to maximize their volume discounts.

      To help provide positive cash flow for the Company, management implemented an expense  reduction plan in late 2003.  Specifically,  management  implemented staff reductions and reduced salaries of senior management. Nonessential capital
expenditures,   travel  and  other  expenses  have  either  been  eliminated  or postponed.  Management also continues considering other changes to the Company's business  model  such as  opportunities  to sell  the  business,  refinance  the
Warrenton,  Oregon  facility (which has only a small economic  development  loan outstanding  against this  collateral),  consolidate or dispose of manufacturing facilities or other tangible or intangible assets, or take a policy loan against the life  insurance  policies  currently  in force in which the  Company  is the beneficiary.  On August 13, 2004,  the Company  entered  into an Asset  Purchase
Agreement to sell substantially all of the Company's operating assets, including the Ag-Bag name, to Miller St. Nazianz,  Inc., a Wisconsin  corporation who will
integrate  the   operations   of  Ag-Bag  into  their  current  farm   equipment
manufacturing business operations.  The Company estimates this transaction to be valued at approximately  $8-9 million in cash, subject to adjustments for assets and inventory actually acquired at closing under the agreement. The transaction, which has been  approved  by the  Company's  Board of  Directors,  is subject to stockholder approval and other customary closing conditions,  and is anticipated to close within the next ninety days.  However,  no assurance  can be given that the Company will be successful in accomplishing any of these objectives.

      Because  it  is  unclear   whether  the  Company  will  be  successful  in
accomplishing any of these objectives,  there is uncertainty about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventories
-----------

Inventories consist of the following:

                                                June 30          December 31
                                              (Unaudited)
                                           2004        2003         2003
                                        ----------   ----------   ----------
         Finished goods                 $4,521,193   $5,747,958   $4,846,358
         Work in process                $  848,042   $1,279,196   $  880,687
         Raw materials                  $   50,547   $  195,846   $   54,300
                                        ----------   ----------   ----------
                       Total            $5,419,782   $7,223,000   $5,781,345
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

BAW Joint Venture
-----------------

On April 27, 2004,  the Company  sold its  investment  in the BAW Joint  Venture
(Budissa  Agrodienstleistungen  Und  Warenhandels)  to its  German  dealer,  BAG
(Budissa  Agroservice)  for $500,000 in cash,  payable 30 days from closing,  to provide the Company with working  capital.  The Company received the $500,000 on
May 26, 2004. The Company  recognized  $36,562 of gain from this sale.  Prior to this date,  the Company had a 50%  interest in the BAW Joint  Venture  which was accounted  for under the  equity  method of  accounting.  The  condensed  income statement for the Company's former BAW Joint Venture in Germany was as follows:

                                                        (Dollars in 000's)
                                                      Six-Months Ended June 30
                                                            (Unaudited)
                                            ------------------------------------
                                                2004                    2003
                                                ----                    ----

Net sales                                     $       -         $       1,178
Cost of goods sold                                    -                (1,029)
                                            ------------------------------------
Gross profit                                          -                   149
Selling & administrative expenses                     -                  (165)
Other income                                          -                    33
Income tax expense                                    -                    (6)
                                            ------------------------------------
Net income*                                   $       -         $          11
                                            ====================================

*  Attributed to other shareholders           $       -         $           1

The condensed  income  statement has been  translated  from the Euro to the U.S.
dollar at average  exchange  rates in effect for the period ended June 30, 2003.
The average exchange rate used at June 30, 2003 was $1.10.

Income Taxes
------------

Income taxes are lower than the expected  statutory  rates due to the  Company's recognition of the tax benefits of the research and  development  tax credit and the  non-taxability  of income from the  Company's  investment  in its BAW Joint
Venture and international  royalties and the extraterritorial  income exclusion.
In addition,  management has established a valuation  allowance of $1,867,772 to fully reserve against its deferred tax assets at June 30, 2004.

Warranty
--------

At the time of sale,  the Company  accrues a liability for the estimated  future costs to be  incurred  under the  provisions  of its  warranty  agreements.  The
Company  reviews its  historical  warranty  expense and current  sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the quarters ended was as follows:

                                                    June 30,         June 30,
                                                      2004             2003
                                                ---------------  ---------------
Balance, beginning of the year
                                                     $ 74,753         $177,384
Charged to expense                                      6,757           70,400
Warranty costs incurred during the period             (17,237)         (84,142)
                                                ---------------  ---------------
Balance, end of period                               $ 64,273         $163,642
                                                ===============  ===============

Stock option plan
-----------------

The  Company  applies   Accounting   Principles  Board  (APB)  Opinion  No.  25,
"Accounting  for Stock  Issued to  Employees,"  and related  interpretations  in accounting for its stock option plan. Accordingly,  compensation expense related to  grants  to  employees  would be  recorded  on the date of grant  only if the current market price of the underlying  stock exceeded the exercise  price.  Had compensation cost for the Company's stock option plan been determined based upon the fair  value at grant  date for  awards  under the plan  consistent  with the
methodology   prescribed  under  Statement  of  Financial  Accounting  Standards
("SFAS")  No.  123,  "Accounting  for  Stock-Based   Compensation,"   additional
compensation expense would have been recognized.

The Company has computed the value of all options  granted  during the six-month periods  ended June 30, 2004 and 2003 using the  Black-Scholes  pricing model as prescribed  under  SFAS No.  123.  The  pro-forma  effect on net loss of options granted is as follows:

                                           June 30,               June 30,
                                             2004                   2003
                                     --------------------   --------------------

    Net loss:
        As reported                      $   (581,098)          $   (83,773)
        Pro forma                        $   (582,707)          $   (90,053)

    Net income (loss) per share:
        As reported                              (.05)                  (.01)
        Pro forma                                (.05)                  (.01)

Supplemental Disclosures Regarding Cash Flows
---------------------------------------------

         Supplemental disclosure of cash flow information:

                                                         2004             2003
                                                         ----             ----
Cash paid during the six-month period ended June 30:
         Interest                                     $ 140,479        $ 111,454
         Income taxes                                 $   2,350        $   3,375

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
The Company was associated with a potential variable interest entity through its investment in BAW, prior to its sale in April 2004.  Management  determined that
BAW was a variable  interest entity,  but concluded that the Company was not the primary beneficiary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

General
-------

         Reference is made to Item 7,  "Management's  Discussion and Analysis of
Financial Condition and Results of Operations", included in the Company's Annual
Report on Form  10-K for the year  ended  December  31,  2003,  on file with the
Securities  and  Exchange  Commission  ("SEC").  The  following  discussion  and analysis  pertains to the Company's  results of operations  for the  three-month period  ended June 30,  2004,  compared  to the  results of  operations  for the three-month period ended June 30, 2003, and to the results of operations for the six-month period ended June 30, 2004,  compared to the results of operations for the  six-month  period  ended June

30, 2003, and to changes in the Company's  financial condition from December 31,
2003 to June 30, 2004.

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

         The $182,903  estimate of allowance for doubtful  accounts is comprised of a specific  account  analysis which addresses  accounts over 90 days past due and a general  reserve of $5,000,  which is deemed  appropriate for the level of
receivables  carried  by  the  Company.   Accounts  where  specific  information
indicates a potential loss may exist are reviewed and a specific reserve against amounts due is  recorded.  As  additional  information  becomes  available  such specific  account  reserves  are  updated.  Additionally,  a general  reserve is applied based upon historical collection and write-off experience.  As trends in historical collection and write-offs change, the general reserve is updated.

         The $64,273  estimate for warranty  reserve is developed based upon the estimated  future costs to be incurred  under the  provisions  of the  Company's warranty agreements on its bags and machines. The Company reviews its historical warranty  expense and current  sales trends in specific  products  covered under warranty and reserves are updated as trends in these variables change.

         The Company  estimates the future interest that will be incurred by the
Company associated with current sales under its dealer pre-season order program.
At the time of sale,  the Company  reduces sales revenue and accrues a liability for the estimated future interest  obligation.  The Company estimates its future interest  obligation  pursuant to the terms of its pre-season  order program and the shipping  periods defined  therein.  The Company  estimates that machinery  shipped  between  October  and May of each year,  will be sold at the dealer  level  by the  end of May  and  accrues  an  estimated  future  interest liability accordingly (ranging from 30 to 210 days). For machinery shipped after
May, the Company  estimates (since bagging season is in full swing) that it will incur interest for  approximately  30 days,  and accrues an estimated  liability accordingly.  For all other products,  the company  accrues an estimated  future interest  liability (ranging from 30 to 180 days) under the assumptions that the product will be sold at the dealer level by the end of the  respective  shipping periods as defined in the  pre-season  order program.  For  additional  products ordered and shipped outside the defined shipping periods, the Company accrues an estimated future interest liability of approximately 30 days, which according to the pre-season  order program,  the Company pays interest through the end of the month of  shipment.  The Company had accrued an  estimated  liability  of $7,071 under this program at June 30, 2004.

         The Company  periodically assigns some of its trade accounts receivable to various third-party financing sources. These accounts can be assigned with or without  recourse  depending  on the  specific  accounts  assigned.  The Company reviews on a monthly basis,  those accounts  assigned with recourse to determine their payment history with the third-party financing source and estimates if any accrual is necessary for potential future recourse obligations.  The Company has determined, that at June 30, 2004, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

      The  Company  accounts  for  income  taxes  under the asset and  liability method.  Deferred tax assets and  liabilities  are recognized for the future tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be recovered or settled.  Valuation  allowances are established to reduce potential  deferred tax assets when it is more likely than not that all or some  portion  of  potential  deferred  tax  assets  will not be realized.  The Company has established a $1,867,772  valuation allowance against its deferred tax assets as of June 30, 2004.

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

         Forward-looking  statements  contained  in this Form 10-Q relate to the
Company's plans and  expectations  as to: timing of demand for bagging  machines and bags;  reductions  in U.S.  milk prices;  optimism in increased  milk prices within the U.S. farm economy  throughout  the remainder 2004 and into 2005 above record lows in 2000;  availability  of credit in the  farming  sector and rising interest rates; potential purchases of the Company's bagging machines,  bags and composting systems; anticipated inventory production; the level of acceptance of the  Company's  pre-season  order  program  for  2004 and the  upcoming  2004-05 program;  the availability of trade credit and working capital; the availability of third party financing  sources;  the Company's plan on September 30, 2004, to begin accepting charges for only preferred customers using the John Deere Credit
Farmplan  program as a third party financing  source and  discontinue  accepting merchant authorized  charges;  the availability of the Company's line of credit;
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
an inability of  customers'/dealers'  to qualify for preferred  status using the
John Deere  Farmplan  third  party  financing  program;  an increase in interest rates; adverse weather conditions;  a sharp decline in the health of the farming sector of the U.S.  economy;  a sharp  decline in  government  subsidies  to the farming  sector;  disruption  of  the  manufacturing  process  of our  sole  bag manufacturer;  increases  in the price of bags and raw  material  costs;  and an adverse outcome in any of the pending litigation against the Company.

Overview
--------

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

         The following chart outlines  historical  yearly average milk prices as published by the USDA.

         Source:  USDA Basic Formula Price (BFP) annualized average

         The outlook  for the  remainder  of 2004 and into 2005 still  indicates that milk prices will remain  above the record low levels seen during early 2003 of $9.11.  The following chart outlines the historical  monthly milk prices from
January  2003  through  July  2004  as  published  by  the  U.S.  Department  of
Agriculture (USDA).

                 Source: USDA Basic Formula Price (BFP) monthly

Dairy  farmers  began seeing  increases in their  monthly milk checks during the first quarter of 2004, but continued to remain cautious,  despite  continued low interest rates, on increasing their capital  expenditures.  Management  believes that once sustained, prolonged upward movement in U.S. milk prices and breakeven yearly milk price averages of above $12 are seen,  farmers will be able to repay their existing  obligations  which mounted from the persistently low milk prices over the last year and a half and  purchase  the  Company's  products.  However, recently the milk prices have begun falling off their highs of May 2004, and end users seem to believe  that milk  prices  will  settle  back to below  breakeven levels for them, despite recent forecasts  indicating milk prices averaging over
$12 for 2004.

Results of Operations
---------------------

         Net  sales for the  quarter  ended  June 30,  2004  decreased  2.99% to
$5,607,389 compared to $5,780,508 for the quarter ended June 30, 2003. Net sales for the  six-month  period ended June 30, 2004  decreased  22.42% to  $9,813,087 compared to $12,648,809 for the six-month  period ended June 30, 2003. Net sales were down for the  quarter as a result of  continued,  guarded  customer  buying attitudes  in the near  term  from the  prolonged,  depressed  U.S.  milk  price situation in the dairy  industry,  despite the recent  increases in milk prices.
Additionally,  the Company's dealers were conservative when placing orders under the pre-season  order program for 2003-04  resulting from carryover of inventory at the dealer level from the prior year.  Some of the  Company's  dealers had to re-order machinery during the quarter,  outside of the pre-season order program, which helped to partially offset some of the sales decline.

         Net sales for the  six-month  period were down as a result of the above mentioned factors,  coupled with the expansion of the Company's pre-season order program to the dealers' local bank level in late 2003. As a result,  seasonality has begun to enter the Company's  operations again, as shipment of product is at the  discretion of the dealer  instead of the Company.  Several of the Company's dealers did not have their  financing in place in the first  quarter of 2004 and as a result,  the Company  could not ship product to those  dealers in the first quarter.

         Also  contributing  to the  decline  in sales for the  quarter  and six month-period was increased volume discounts from the Company's  pre-season order program and other incentive programs offered to increase market share during the second quarter of 2004,  coupled with continued strong competition in the silage bag market,  as farmers look for the most  economically  priced bag, with lesser consideration for quality and customer service.

         The  following  table  identifies  revenue  from each product line that accounted  for more that 15% of total  revenue  for the  quarter  and  six-month period as compared to the same quarter and six-month period in the prior year:

                            2nd Quarter      2nd Quarter          Six-Months Ended      Six-Months Ended
         Product               2004              2003               June 30, 2004        June 30, 2003
     ----------------     ---------------- -----------------     -------------------- ---------------------
     Machines                   48%              31%                     43%                  44%
     Bags                       48%              57%                     46%                  43%
     Other                      4%               12%                     11%                  13%
                          ---------------- -----------------     -------------------- ---------------------
     Net Sales                 100%              100%                   100%                  100%

         Net machine sale revenue for the quarter  increased 42.64% and bag sale revenue  declined  21.59%  compared to the same period of 2003. Net machine sale revenue for the six-month  period declined 26.99% and bag sale revenue  declined
19.76%  compared to the same period of 2003. Net machine sale revenue  increased for the quarter as a result of dealers ordering  additional  machines outside of the  pre-season  order  program,  coupled  with the fact the Company had a large international  machine  sale which  occurred  during the  quarter.  Net bag sale revenue for the quarter and net machine and bag sale  revenue for the  six-month period declined as a result of the sales factors previously discussed.

         The following  table  identifies the number of machines sold by size by the Company  for the second  quarter and  six-month  period of 2004  compared to
2003:

                               Units Sold   Units Sold                   Units Sold          Units Sold
                               2nd Quarter  2nd Quarter               Six-Months Ended    Six-Months Ended
           Product                2004         2003                    June 30, 2004        June 30, 2003
     --------------------      ------------ ------------             ------------------- --------------------
     Small                         44           32                           66                  75
     Medium                         1            1                           4                    4
     Large                          4            5                           7                   18
                               ------------ ------------             ------------------- --------------------
     Total                         49           38                           77                  97

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

         The Company sold one composting system in addition to compost bag sales during the quarter  ended June 30, 2004,  generating  approximately  $215,000 in revenue,  compared to the quarter ended June 30, 2003 in which only compost bags were sold, generating approximately $32,000 in revenue. For the six-month period ended June 30, 2004,  the Company sold three  composting  systems in addition to compost bag sales, generating approximately $378,000 in revenue, compared to the six-month  period  ended  June 30,  2003 in which only  compost  bags were sold, generating approximately $132,000 in revenue.

         Although the Company sells its products  primarily  through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's  geographic market. For each of the last three years,  the Company  estimates that direct sales made up between 15-20% of total  sales.  The gross  margin  realized  on the  Company's  direct  sales are typically  within 1-3% of those sales  realized  through  the  Company's  dealer network.  However, various economic, volume and market factors in the geographic area impact the  ultimate  margin.  Beginning  in late 2002,  the Company  began focusing its  marketing  efforts more on dealer  development  and  expanding its dealer network rather than a focus towards direct  selling.  As a result of this shift, the Company anticipates its sales mix to begin to favor more dealer sales in the future.

         Gross profit as a percentage of sales decreased  12.37% for the quarter ended June 30,  2004  compared  to the same  period in 2003.  Gross  profit as a percentage of sales decreased 2.25% for the six-month period ended June 30, 2004 compared to the same period in 2003. The decrease for the quarter was the result of a slowdown in factory  utilization  at the  Company's  production  facilities where manufacturing  costs were not fully absorbed,  due to the fact the Company is trying to more closely match its  production  requirements  to demands in the marketplace.  As a  result,  the  Company's  facilities  were  running  only  at approximately  60%  capacity for the  quarter.  The  decrease for the  six-month period  was the result of the above  mentioned  factors,  which  were  offset by stable margins on the Company's "core" smaller-sized  bagging machines,  coupled with cost  reductions  implemented  during late 2003 and  continuing  during the six-month  period to lower the  Company's  fixed  manufacturing  overheads  once utilization increases.

         Selling  expenses for the quarter ended June 30, 2004 decreased  18.19%
to $552,384  compared to $675,230 for the quarter  ended June 30, 2003.  Selling expenses  for the  six-month  period  ended June 30,  2004  decreased  22.44% to
$1,050,855  compared to $1,354,925 for the six-month period ended June 30, 2003.
The  decrease  for the  quarter  and  six-month  period  was the result of lower commissions and third party financing fees caused by lower sales volumes,  lower overall  advertising  costs,  and lower  personnel,  benefit,  and travel  costs associated  with cost  reductions  implemented  late in 2003 which were fully in place during the first six-months of 2004.

         Administrative  expenses for the quarter ended June 30, 2004  decreased
16.04% to $649,506  compared to $773,627  for the quarter  ended June 30,  2003.
Administrative  expenses for the six-month  period ended June 30, 2004 decreased
6.14% to $1,342,499  compared to $1,430,268 for the six-month  period ended June
30,  2003.  The  decrease  for  the  quarter  was the  result  of  decreases  in professional  fees as a result of concluded ongoing patent  litigation,  coupled with lower administrative salaries and general office expenses, partially offset by increased  insurance expense and patent  development  costs. The decrease for the six-month  period was the result of the above  mentioned  factors,  with the exception  of  higher  professional  fees that were  incurred  during  the first quarter  of 2004 as a  result  of the  ongoing  patent  litigation  coming  to a conclusion.

         During the second quarter of 2004, the Company recorded a gain from the sale of assets of $80,921. The gain resulted from the sale of a parcel of vacant land owned by the Company in addition to the Company recognizing a gain from the sale of its entire investment in the Company's German joint venture.  During the second quarter of 2003,  the Company  recorded a gain from the sale of assets of
$345,837.  The gain largely resulted from depreciated folding equipment that was sold to its German joint venture. Under the equity method of accounting with the
Company's 50% ownership in the German joint venture,  the Company's share of the gain of  $172,918  was  deferred  and  recognized  as the German  joint  venture depreciated the folding equipment over its useful life.

         Research and  development  expenses for the quarter ended June 30, 2004 decreased  47.94% to $34,908  compared to $67,051 for the quarter ended June 30,
2003. Research and development  expenses for the six-month period ended June 30,
2004  decreased  5.15% to $85,476  compared to $90,118 for the six-month  period ended June 30, 2003.  The decrease for the quarter and six-month  period was the result of reduced new machine and  recycling  development,  partially  offset by ongoing  research and continued  development  and testing of the newer design of
the  Company's   larger-sized   silage  bagging   machine  and  compost  machine
modifications,  in addition to continuing  ongoing research regarding new silage and nutritional studies of bagged feed and its effects on animal production.

         Interest expense for the quarter ended June 30, 2004 increased 8.93% to
$69,661  compared  to $63,953  for the  quarter  ended June 30,  2003.  Interest expense  for the  six-month  period  ended  June 30,  2004  increased  26.04% to
$140,479  compared to $111,454 for the six-month period ended June 30, 2003. The increase  for the  quarter  and  six-month  period was the result of the Company utilizing a larger  portion of its credit line,  coupled with an increase in the interest rate on its line of credit as a result of an amendment to the Company's credit agreement during the first quarter of 2004.

         Miscellaneous  income for the  quarter  ended June 30,  2004  decreased
41.48% to $167,303  compared to $285,894  for the quarter  ended June 30,  2003.
Miscellaneous  income for the  six-month  period  ended June 30, 2004  decreased
34.72% to $249,270  compared to $381,850 for the six-month period ended June 30,
2003.  The decrease for the quarter was the result of lower joint venture income as a result of the sale of the Company's  investment in its German joint venture and the reduction in folding fees paid by the joint venture upon the sale of the folding  equipment  during the  second  quarter  of 2003,  in which the  Company received a special one-time  folding  royalty,  which was offset by the deferred gain on the sale of the  folding  equipment  of  $64,849  for the  quarter.  The decrease for the six-month period was the result of the above mentioned  factors coupled with lower general miscellaneous  income,  partially offset by increased machine  royalty  income  and  total  deferred  gain on the sale of the  folding equipment recognized of $86,464 during the first half of 2004.

      The  Company's  effective  income tax rate for the quarter  ended June 30,
2004 was zero  compared to (56.06%)  for the quarter  ended June 30,  2003.  The
Company's effective income tax rate for the six-month period ended June 30, 2004 was zero compared to (53.40%) for the six-month  period ended June 30, 2003. The effective tax rate was zero during the quarter and  six-month  period due to the fact the Company  established an additional  $127,000 valuation allowance during the second quarter,  and a total of an additional  $290,000 valuation  allowance for the  six-month  period  against  its  deferred  tax assets in respect to the
Company's  ability to utilize its net operating loss  carryforwards and research tax credits,  which was partially  offset by the fact the Company's  income from its  international  royalties  are not  taxable  in the United  States,  and the extraterritorial  income  exclusion  provisions of the current United States tax code.

         Net loss for the quarter  ended June 30, 2004 was $172,150  compared to
$34,486 for the quarter ended June 30, 2003.  Net loss for the six-month  period ended June 30, 2004 was $581,098  compared to $83,773 for the  six-month  period ended June 30, 2003.  The decrease for the quarter and six-month  period was the result of lower sales,  lower gross profit,  increased  interest expense,  lower miscellaneous  income,  and reduced  gain on sale of assets,  and no tax benefit being  realized from the losses due to  establishment  of a valuation  allowance against the  deferred  tax assets  generated  during the  quarter and  six-month period,  partially offset by decreases in selling,  administrative  and research expenses.

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

      As a result of the Company  incurring net losses during the previous three years and during the first  six-months of 2004, and its negative cash flows from operations for the prior year, there is uncertainty  about the Company's ability to continue as a going concern.  The Company's management believes the Company's weak  operating  results have been primarily due to the depressed milk prices in the agriculture  sector,  which have a direct impact on the disposable income of its dairy farm  customers,  who account for  approximately  75% of the Company's business.  The Company further believes that dairy farmers have been delaying or eliminating  capital  expenditures  due to their  uncertainties  regarding  milk prices and their disposable income. Predictions for the balance of 2004 and into
2005 continue to show milk prices higher than the  historically  low levels seen for many of the  previous  years and the Company  expects  operating  results to slowly  improve as dairy  farmers  begin to see  increases  in their  disposable income through stabilizing milk prices. The Company's management also feels that dealers were  conservative on their pre-season orders for 2003-04 as a result of the prolonged,  depressed milk price situation.  It is management's feeling that some dealers will continue having the need to re-order additional product during the next quarter as a result of the improved milk prices,  which should help the
Company's dealers sell out of their remaining inventories.  If this continues to happen,  there is a potential for higher gross  margins for the Company,  as the dealers would be re-ordering  outside of the pre-season  order program terms and therefore  receiving a lower volume discount on their  re-orders.  Additionally, with dealers'  inventories  at low levels,  the Company  anticipates  that their
2004-05  pre-season orders will be higher so they can take full advantage of the incentives under the program when restocking their dealer inventories.

      To help provide positive cash flow for the Company, management implemented an expense  reduction plan in late 2003.  Specifically,  management  implemented staff reductions and reduced salaries of senior management. Nonessential capital
expenditures,   travel  and  other  expenses  have  either  been  eliminated  or postponed.  Management also continues considering other changes to the Company's business  model  such as  opportunities  to sell  the  business,  refinance  the
Warrenton,  Oregon  facility (which has only a small economic  development  loan outstanding  against this  collateral),  consolidate or dispose of manufacturing facilities or other tangible or intangible  assets, or a policy loan against the life  insurance  policies  currently  in  force  in  which  the  Company  is the beneficiary.  See  Part  II,  Item 5  regarding  the  Company's  plans  to  sell substantially  all of its operating assets.  However,  no assurance can be given that the Company will be successful in accomplishing any of these objectives. In
April of 2004, the Company was successful in selling its German joint venture to generate operating cash in the amount of $500,000.

      Accounts  receivable  decreased  17.36%  at June  30,  2004 to  $1,979,620 compared to  $2,395,522  at June 30, 2003.  The decrease was the result of lower sales for the quarter.  At June 30, 2004, the Company still had some receivables outstanding  under its previous  collection  method of  providing  terms for its customers. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's  third-party  financing  sources or programs  offered for their purchases. The Company generally receives funding from its third party financing sources  within 10 days of  invoice  processing.  The  Company  has  established adequate  reserves  ($182,903 at June 30, 2004  compared to $160,571 at June 30,
2003)  against  accounts  receivable  in the event  that  some of the  remaining accounts become uncollectible.

      The Company relies on its third-party  financing  sources and the dealers'
own  established  credit  with their  local  banks,  to provide  funding for the
Company's  dealers' and retail  customers'  purchases under the pre-season order program.  The Company's third party  financing  sources and dealers' local banks have provided sufficient credit to the Company's dealers to date for the Company to receive  payment and  management  believes this will  continue.  However,  no assurance  can be given that the  Company's  third-party  financing  sources and dealers'  local banks will  continue to provide the Company  with dealer and end user financing programs designed for the Company.  Effective September 30, 2004, the Company will begin processing charges for its customers/dealers who use John
Deere Credits  Farmplan  program on a preferred  customer basis only and will no longer accept charges for those who are merchant authorized.  Farmplan preferred is more  advantageous  to the  customer/dealer  as they receive better  interest rates and payment options than under the merchant  program.  Additionally,  this will  reduce  the  Company's  potential  recourse  liability  in the  event  the customer/dealer  fails to pay their  account under the Farmplan  program  terms.
(See critical accounting policies.)

      Inventory  decreased  24.96% at June 30,  2004 to  $5,419,782  compared to
$7,223,000  at June 30, 2003.  The  decrease in inventory  was the result of the
Company's  continued  efforts to streamline its inventory and more closely match its  production  with  planned  inventory  requirements  and market  conditions.
However, as a result of the Company's pre-season order program being expanded to include a dealers' local bank financing component, the Company's dealers control more of the timing of their  product  shipments  and usually take their  product closer to  season,  which  has  brought a  seasonality  component  back into the
Company's business.

      Other current assets decreased 9.80% at June 30, 2004 to $293,859 compared to $325,775 at June 30, 2003. The decrease was the result of a decrease in trade show deposits and other prepaid expenses.

      Deferred  income  taxes  decreased  to $-0- at June 30,  2004  compared to
$1,109,000  at June  30,  2003.  The  decrease  was the  result  of the  Company establishing a valuation allowance of $1,867,772 against its deferred tax assets at June 30, 2004.

      Intangible assets at June 30, 2004 decreased 49.48% to $10,113 compared to
$20,019 at June 30, 2003.  The  decrease  was the result of normal  amortization expense.

      The BAW joint venture asset decreased to $-0- at June 30, 2004 compared to
$266,520  at June 30,  2003.  The  decrease  was the  result  of the sale of the
Company's investment in its joint venture during the quarter and recognizing the balance of the deferred  gain,  under the equity  method of  accounting,  of the
Company's  share of gain from the sale of folding  equipment  sold to the German joint venture in the second  quarter of 2003.  The balance of deferred gain from the folding  equipment  recognized during the quarter upon the sale of the joint venture was $64,849 and the total  deferred  gain  recognized  for the six-month period ended June 30, 2004 was $86,464.

      Other  assets were flat at $478,117 on June 30, 2004  compared to $476,417 at June 30, 2003.

      The  Company  has a  revolving  operating  line of credit  with a limit of
$3,000,000,  secured by accounts receivable,  inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 4 3/4%. As of June 30, 2004,  $1,406,449 was outstanding under the credit line. The line of credit will fluctuate based upon  production  needs and the timing of collection of receivable balances. Additionally, the Company's borrowing base fluctuates as receivables and inventory change.  The borrowing base is equal to (1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of 40% of eligible  inventory or $2 million.  The line of credit is subject to certain net worth and earnings  covenants,  and an annual  capital expenditure  limit.  The  Company  was in default at June 30,  2004 with the net worth and earnings covenants and is currently working with its primary lender to cure the  default  and reset  the  covenants.  Management  believes  that  funds generated from operations,  management's  implemented expense reduction plan and other  changes  being  considered  to the  Company's  business  model,  and  the
Company's  operating  line of credit,  will be  sufficient to meet the Company's cash  requirements  through  2004.  The  Company's  line of credit is subject to renewal in May 2006.

      On December 18, 2000, the Company  entered into an agreement with Dresdner
Bank to guarantee up to 511,292 Euro ($617,743 US) as security for an additional cash credit facility of the Company's German joint venture.  In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro  ($302,050  US). On April
27, 2004, upon the sale of the Company's  German joint venture,  the Company was relieved of its bank guarantee with Dresdner Bank and has no further  guarantees or obligations outstanding with Dresdner Bank.

      Accounts payable decreased 39.90% at June 30, 2004 to $1,279,837  compared to  $2,129,440  at June 30,  2003.  The  decrease  was the result of the Company slowing  its  manufacturing  process  during  the  period  (resulting  from  the
Company's  local bank  pre-season  order program option and market  conditions), offset with extended term payment arrangements provided by some of the Company's principal suppliers.

      Accrued  expenses and other current  liabilities  increased 26.81% at June
30, 2004 to $1,671,926 compared to $1,318,430 at June 30, 2003. The increase was the result of increases in volume discounts from the Company's  pre-season order program and other short-term customer incentive accruals offered during seasonal demand periods.  These increases were partially offset by decreased  payroll and benefit accruals from personnel  reductions,  decreased dealer deposits from the
Company's change in its customer  payment options  implemented in late 2002, and lower  accrued  warranty  expenses  resulting  from the Company  passing on more warranty costs to its principal suppliers.

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

                                                                  Payments due by period
                                    ------------------------------------------------------------------------------------
Contractual                                              Less than                                        More than
Obligations                               Total            1 year        1-3 years        3-5 years        5 years
                                    ------------------------------------------------------------------------------------

Long-term debt                           $1,154,423        $126,335        $149,118         $159,265        $719,705
Operating leases                            250,217           9,132          43,834           43,834         153,417
Purchase obligations                           -               -               -                -               -
                                    ------------------------------------------------------------------------------------
Total                                    $1,404,640        $135,467        $192,952         $203,099        $873,122
                                    ====================================================================================

Off-Balance Sheet Arrangements
------------------------------

As of  June  30,  2004,  we did  not  have  any  significant  off-balance  sheet arrangements,  as defined in Item  303(a)(4)(ii)  of SEC Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of June 30, 2004, the Company  carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive Officer and the Company's Chief Financial Officer,
of the  effectiveness  of the design and operation of the  Company's  disclosure controls and procedures.  Based on the evaluation, the Company's Chief Executive
Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information  required to be disclosed by the Company in the reports it files or submits under the Securities
Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified in Securities and Exchange  Commission  rules and forms.
There were no significant changes in the Company's internal controls or in other factors that could significantly  affect these controls including any corrective
actions  with  regard  to  significant   deficiencies  and  material  weaknesses
subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company  was in default at June 30, 2004 with two of its  financial covenants under its revolving  operating line of credit with its primary lender,
Wells Fargo Business Credit and the default has not been cured as of the date of filing of this report.  The Company was not in compliance with the net worth and earnings  before  taxes  covenant,  and is  currently  working  with Wells Fargo
Business  Credit to waive the default and amend its financial  covenants for the balance of the year. The amount  outstanding  under the revolving line of credit was $1,406,449 at June 30, 2004.

ITEM 5.  OTHER INFORMATION.

         On  August  13,  2004,  the  Company  entered  into an  Asset  Purchase
Agreement to sell substantially all of the Company's operating assets, including the Ag-Bag name, to Miller St. Nazianz,  Inc., a Wisconsin  corporation who will
integrate  the   operations   of  Ag-Bag  into  their  current  farm   equipment
manufacturing business operations.  The Company estimates this transaction to be valued at approximately  $8-9 million in cash, subject to adjustments for assets and inventory actually acquired at closing under the agreement. The transaction, which has been  approved  by the  Company's  Board of  Directors,  is subject to stockholder approval and other customary closing conditions,  and is anticipated to close  within the next  ninety  days.  In  addition,  the Company is actively looking to sell its real  estate  and other  assets not being sold to Miller St.
Nazianz,  Inc., to enable the Company to make a liquidating  distribution to its stockholders.  The press  release  relating to the Asset  Purchase  Agreement is attached as exhibit 99.1 and the Asset Purchase Agreement is attached as exhibit
99.2.

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

        31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief
                Financial Officer

        32.1    Section 1350 Certification of Chief Executive Officer

        32.2    Section 1350 Certification of Chief Financial Officer

        99.1    Press Release

        99.2    Asset Purchase Agreement dated August 13, 2004.*

        *Certain  Exhibits and Schedules to this Exhibit are omitted.  A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the SEC as a  supplement  a copy of any  omitted  Exhibits or
        Schedules upon request.

(b)     Reports on Form 8-K.

         No  reports on Form 8-K were filed by the  Company  during the  quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                        AG-BAG INTERNATIONAL LIMITED,
                                        a Delaware corporation
                                                (Registrant)

Date: August 13, 2004                   By: /s/ MICHAEL R. WALLIS
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

 31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief
                  Financial Officer

 32.1             Section 1350 Certification of Chief Executive Officer

 32.2             Section 1350 Certification of Chief Financial Officer

 99.1             Press Release

 99.2             Asset Purchase Agreement dated August 13, 2004.*

        *Certain  Exhibits and Schedules to this Exhibit are omitted.  A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish to the SEC as a  supplement  a copy of any  omitted  Exhibits or
        Schedules upon request.

