Form 10-Q
period 2004-09-30
AG BAG INTERNATIONAL LTD
filed 2004-11-03
CIK 842289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended:          September 30, 2004


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


     The registrant has one class of Common Stock with 11,956,991 shares outstanding as of October 13, 2004.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                     September 30       December 31
                                      (Unaudited)
                                   2004        2003         2003
                               ----------   ----------   ----------

Current assets:
 Cash and cash equivalents    $    89,102  $   344,629  $   167,528
 Accounts receivable            1,435,236    2,638,828    1,226,390
 Inventories                    6,384,617    6,634,189    5,781,345
 Other current assets             305,537      298,273      251,808
 Deferred income tax                 -         312,000         -
                               ----------   ----------   ----------


    Total current assets        8,214,492   10,227,919    7,427,071

 Deferred income tax                 -         927,000         -
 Intangible assets, less
  accumulated amortization          7,637       17,543       15,066
 Property, plant and equipment
  less accumulated depreciation 2,228,033    3,410,617    3,233,673
 BAW Joint-venture                   -         359,747      376,974
 Other assets                     125,763      481,417      491,513
                                ---------   ----------   ----------

Total assets                  $10,575,925  $15,424,243  $11,544,297
                               ==========   ==========   ==========



                                   (Continued)

                          AG-BAG INTERNATIONAL LIMITED
                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                     September 30       December 31
                                      (Unaudited)
                                   2004        2003         2003
                               ----------   ----------   ----------
Current liabilities:
 Notes payable to bank        $ 1,630,483  $ 2,942,818  $ 2,090,448
 Current portion of long term
  debt and capital lease
  obligations                      97,638      190,988      182,706
 Accounts payable               1,036,526    1,200,892      936,953
 Accrued expenses and other
  current liabilities           1,834,435    1,311,735      961,731
 Income tax payable                 2,210        2,210        2,210
                               -----------  -----------  -----------

   Total current liabilities    4,601,292    5,648,643    4,174,048

 Long-term debt and capital
  lease obligation, less
  current portion               1,005,825    1,108,662    1,071,488
                                ---------    ----------   ----------
   Total liabilities            5,607,117    6,757,305    5,245,536
                                ---------    ----------   ----------
Commitments

Shareholders' equity:
 Preferred stock, $4LV 8 1/2%
  nonvoting                          -         696,000      696,000
 Common stock, $.01 par value     120,619      120,619      120,619
 Additional paid-in capital     9,542,578    9,210,211    9,210,211
 Treasury stock                  ( 31,500)     (31,500)    ( 31,500)
 Accumulated deficit           (4,662,889)  (1,328,392)  (3,696,569)
                                ---------    ---------   ----------
   Total shareholders' equity   4,968,808    8,666,938    6,298,761
                                ---------    ---------   ----------
Total liabilities and
 shareholders' equity         $10,575,925  $15,424,243  $11,544,297
                               ==========   ==========   ==========







                  See Notes to Condensed Financial Information


                                                 AG-BAG INTERNATIONAL LIMITED
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (Unaudited)



                                   Preferred Stock        Common Stock      Treasury Stock     Paid-In    Accumulated
                                   Shares    Amount    Shares     Amount  Shares     Amount    Capital      Deficit       Total
                                  -------  --------  ---------- --------  -------- --------   ----------  -----------   ----------
Balance December 31, 2003         174,000  $696,000  12,061,991 $120,619   105,000 ($31,500)  $9,210,211  $(3,696,569)  $6,298,761

Net loss                                                                                                     (408,948)    (408,948)
                                  -------  --------  ---------- --------  -------- --------   ----------  -----------   ----------
Balance March 31, 2004            174,000  $696,000  12,061,991 $120,619   105,000 ($31,500)  $9,210,211  $(4,105,517)  $5,889,813

Preferred stock dividends                                                                                     (29,580)     (29,580)
Net loss                                                                                                     (172,150)    (172,150)
                                  -------  --------  ---------- --------  -------- --------   ----------  -----------   ----------
Balance June 30, 2004             174,000  $696,000  12,061,991 $120,619   105,000 ($31,500)  $9,210,211  $(4,307,247)  $5,688,083

Redemption of preferred stock    (174,000) (696,000)                                                          332,367     (363,633)
Preferred stock dividends forgiven                                                                             29,580       29,580
Net loss                                                                                                     (385,222)    (385,222)
                                  -------  --------  ---------- --------  -------- --------   ----------  -----------   ----------

Balance September 30, 2004           -     $   -     12,061,991 $120,619   105,000 ($31,500)  $9,542,578  $(4,662,889)  $4,968,808
                                  =======  ========  ========== ========  ======== ========   ==========  ===========   ==========

























                  See Notes to Condensed Financial Information

                        AG-BAG INTERNATIONAL LIMITED
                      CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                        Ended September 30
                                   (Unaudited)
                                                       ----------------------
                                                         2004         2003

Net sales                                            $ 4,557,829  $ 5,692,292
Cost of sales                                          3,772,109    4,860,689
                                                       ---------    ---------
Gross profit from operations                             785,720      831,603

Selling expenses                                         475,800      668,313
Administrative expenses                                  643,080      655,244
Gain on sale of assets                                  (  2,005)    ( 12,439)
Research and development expenses                         31,445       17,319
                                                       ---------    ---------
Loss from operations                                    (362,600)    (496,834)

Other income (expense):
  Interest income                                          1,850         -
  Interest expense                                      ( 63,933)    ( 63,219)
  Miscellaneous                                           39,461      113,498
                                                       ---------    ---------
Loss before provision for income taxes                  (385,222)    (446,555)

Benefit for income taxes                                    -        (130,000)
                                                       ---------    ---------

Net loss and comprehensive loss                      $  (385,222) $  (316,555)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $      (.03) $      (.03)
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   11,963,657
                                                      ==========   ==========

















                  See Notes to Condensed Financial Information

                                                 AG-BAG INTERNATIONAL LIMITED
                                              CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine Months
                                                        Ended September 30
                                   (Unaudited)
                                                      ----------------------
                                                         2004         2003
                                                         ----         ----

Net sales                                            $14,370,916  $18,341,101
Cost of sales                                         11,877,176   15,257,275
                                                      ----------   ----------
Gross profit from operations                           2,493,740    3,083,826

Selling expenses                                       1,526,655    2,023,238
Administrative expenses                                1,985,579    2,085,512
Gain on sale of assets                                  ( 82,926)    (185,358)
Research and development expenses                        116,921      107,437
                                                       ---------    ---------
Loss from operations                                  (1,052,489)    (947,003)

Other income (expense):
  Interest income                                          1,850         -
  Interest expense                                      (204,412)    (174,673)
  Miscellaneous                                          288,731      495,348
                                                       ---------    ---------
Loss before provision for income taxes                  (966,320)    (626,328)

Benefit for income taxes                                    -        (226,000)
                                                       ---------    ---------

Net loss and comprehensive loss                      $  (966,320) $  (400,328)
                                                       =========    =========
Basic and diluted net loss
 per common share                                    $      (.08) $      (.04)
                                                       =========    =========
Basic and diluted weighted average
 number of common shares outstanding                  11,956,991   11,962,508
                                                      ==========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Nine Months
                                               Ended September 30
                                                  (Unaudited)
                                                  -----------
                                               2004         2003
Cash flows from operating activities:          ----         ----
 Net loss                                 $  (966,320) $  (400,328)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization              441,000      593,847
   Inventory obsolescence reserves           (205,000)     165,000
   Deferred income taxes                         -        (226,000)
  (Gain) on sale of assets                   ( 82,926)    (185,358)
Changes in assets and liabilities:
    Accounts receivable                     ( 208,846)  (1,479,901)
    Inventories                                70,413     (795,890)
    Other current assets                     ( 53,729)    ( 99,396)
    Accounts payable                           99,573      297,585
    Accrued expenses and other current
     liabilities                              872,704      176,127
    Other assets                              (84,347)    (125,516)
                                            ----------   ----------
Net cash used in operating
    activities                               (117,478)  (2,079,830)
                                            ----------  -----------

Cash flows from investing activities:
   Capital expenditures                      (  2,369)    ( 47,035)
           Intangible assets                     -        ( 12,532)
   Proceeds from sale of assets               652,116      414,239
                                             ---------    ---------
Net cash provided by investing
           activities                         649,747      354,672
                                            ---------    ---------

Cash flows from financing activities:
   Net proceeds/(repayments on)
            line of credit                   (459,965)   2,558,093
   Principal payments on debt                (150,730)    (511,462)
   Payment of preferred dividends                -         (44,370)
                                            ----------   ---------
Net cash provided by/(used in) financing
   activities                               ( 610,695)   2,002,261
                                            ----------   ----------

Net increase/(decrease) in cash               (78,426)     277,103

Cash and cash equivalents at beginning
 of period                                    167,528       67,526
                                            ---------    ---------

Cash and cash equivalents at end of period $   89,102  $   344,629
                                            =========   ==========

                  See Notes to Condensed Financial Information

                          AG-BAG INTERNATIONAL LIMITED
              Notes to Condensed Financial Information
                           (Unaudited)

Note 1 - Description of Business and Summary of Significant
Accounting Policies
--------------------------------------------------------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Going Concern
-------------

      As a result of the Company incurring net losses during the previous three years and during the first nine-months of 2004, and its negative cash flows from operations for the prior year and nine months ended September 30, 2004, there is uncertainty about the Company's ability to continue as a going concern. The Company's management believes the Company's weak operating results have been primarily due to the depressed milk prices in the agriculture sector, which have a direct impact on the disposable income of its dairy farm customers, who account for approximately 75% of the Company's business. The Company further believes that dairy farmers have been delaying or eliminating capital expenditures due to uncertainties regarding milk prices and their disposable income. Additionally, dealers' are uncertain about Ag-Bag's future and the pending asset sale to Miller St. Nazianz Inc., as dealers are waiting to see the transition plans of Miller St. Nazianz Inc. relative to their dealer operations and programs for sales of the Company's products. Predictions for the remainder of 2004 and into 2005 continue to show milk prices declining from earlier highs of over $20 in May 2004, but remaining higher than the historically low levels seen for many of the previous years and the Company expects operating results to improve slowly as dairy farmers continue to see increases in their disposable income through stabilizing milk prices. As dealer's inventories become depleted, they will need to increase the size of their next pre-season order (2004-05) to take full advantage of the various sales incentives and to maximize their volume discounts.

      To help provide positive cash flow for the Company, management implemented an expense reduction plan in late 2003. Specifically, management implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management also continues considering other changes to the Company's business model such as opportunities to sell the business, refinance the Warrenton, Oregon facility (which has only a small economic development loan outstanding against this collateral), consolidate or dispose of manufacturing facilities or other tangible or intangible assets, or take a policy loan against the life insurance policies currently in force in which the Company is the beneficiary. On August 13, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company's operating assets to Miller St. Nazianz, Inc., a Wisconsin corporation who will integrate the operations of Ag-Bag into their current farm equipment manufacturing business operations. The transaction, which has been approved by the Company's Board of Directors, is subject to stockholder approval and other customary closing conditions, and is anticipated to close within the next ninety days. However, no assurance can be given that the Company will be successful in accomplishing any of these objectives.

      Because it is unclear whether the Company will be successful in accomplishing any of these objectives, there is uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Sale to Miller St. Nazianz Inc.
------------------------------

On August 13, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company's operating assets to Miller St. Nazianz, Inc., a Wisconsin corporation who will integrate the operations of Ag-Bag into their current farm equipment manufacturing business operations. The Company estimates this transaction (based upon the September 30, 2004 Balance Sheet) to be valued at approximately $7-8 million in cash, subject to adjustments for assets and inventory actually acquired at closing under the agreement. The transaction, which has been approved by the Company's Board of Directors, is subject to stockholder approval and other customary closing conditions, and is anticipated to close within the next ninety days.

As a result of the pending sale to Miller St. Nazianz Inc., the Company will terminate most employees and be required to pay termination benefits and make payments pursuant to change of control agreements. The following table outlines these anticipated expenses:

                                                              Amount incurred       Amount incurred
                                                             during three-month    for the nine-month
                                          Amount expected       period ended          period ended
                                           to be incurred      Sept. 30, 2004        Sept. 30, 2004
                                           --------------      --------------        --------------
One-time termination benefits              $    130,500        $         -            $         -
Change of control agreement payments       $  1,200,000        $         -            $         -
Payment of unused sick/vacation benefits   $     46,000        $         -            $         -
Contract termination costs                 $     10,500        $         -            $         -
Other costs                                $     60,000        $         -            $         -
                                           ------------        ------------           ------------
     Total                                 $  1,447,000        $         -               $      -
                                           ============        ============           ============

The Company anticipates that it will terminate most of its remaining employees that will not be hired by Miller St. Nazianz Inc., during the fourth quarter of 2004. The Company currently estimates that only 3 employees will remain to run the limited operations of the Company and that those employees will be terminated upon the final distribution and liquidation of the Company. The total number of employees anticipated to be terminated is 45, which consist of office, customer service and manufacturing personnel. There have been no employees terminated pursuant to the pending sale to Miller St. Nazianz Inc., as of September 30, 2004.

The Company has prepaid transactional costs on the pending sale to Miller St. Nazianz Inc., as of September 30, 2004 of $38,568 which are included in other current assets.

Inventories
-----------

Inventories consist of the following:

                                   September 30        December 31
                                    (Unaudited)
                                 2004        2003         2003
                              ----------   ----------   ----------
         Finished goods       $5,733,473   $5,432,231   $4,846,358
         Work in process      $  454,694   $  945,463   $  880,687
         Raw materials        $  196,450   $  256,495   $   54,300
                              ----------   ----------   ----------
                      Total   $6,384,617   $6,634,189   $5,781,345
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

                                        (Dollars in 000's)
                                            Nine Months
                                        Ended September 30
                                            (Unaudited)
                                     ---------------------------
                                       2004              2003
                                       ----              ----

Net sales                             $     -          $ 2,406
Cost of goods sold                          -           (1,881)
                                     ---------------------------
Gross profit                                -             525
Selling & administrative expenses           -            (219)
Other income                                -             120
Income tax expense                          -            (171)
                                     ---------------------------
Net income*                           $     -          $  255
                                     ===========================

*  Attributed to other shareholders   $     -          $   13

The condensed income statement has been translated from the Euro to the U.S. dollar at average exchange rates in effect for the period ended September 30, 2003. The average exchange rate used at September 30, 2003 was $1.10.


Income Taxes
------------

Income taxes are lower than the expected statutory rates due to the Company's recognition of the tax benefits of the research and development tax credit and the non-taxability of income from the Company's investment in its BAW Joint Venture and international royalties and the extraterritorial income exclusion. In addition, management has established a valuation allowance of $1,988,772 to fully reserve against its deferred tax assets at September 30, 2004.

Warranty
--------

At the time of sale, the Company accrues a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviews its historical warranty expense and current sales trends in products covered under warranty, and adjusts its warranty reserves accordingly.

The activity in that account for the quarters ended was as follows:

                                            September 30,      September 30,
                                                 2004              2003
                                           ---------------------------------
Balance, beginning of the year
                                               $ 74,753          $177,384
Charged to expense                               80,987           130,716
Warranty costs incurred during the period       (79,453)         (150,998)
                                           ---------------------------------
Balance, end of period                         $ 76,287          $157,102
                                           =================================

Stock option plan

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

The Company has computed the value of all options granted during the nine-month periods ended September 30, 2004 and 2003 using the Black-Scholes pricing model as prescribed under SFAS No. 123. The pro-forma effect on net loss of options granted is as follows:

                                            September 30,        September 30,
                                                 2004                2003
                                           ----------------     --------------
              Net income (loss):
                  As reported                $(966,320)         $(400,328)
                  Pro forma                  $(968,734)         $(409,604)

              Net income (loss)per share:
                  As reported                   (.08)                (.04)
                  Pro forma                     (.08)                (.04)

Supplemental Disclosures Regarding Cash Flows
---------------------------------------------

         Supplemental disclosure of cash flow information:

                                                 2004              2003
                                                 ----              ----
Cash paid during the nine-month period
  ended September 30:
         Interest                             $ 204,412         $ 174,673
         Income taxes                         $  11,305         $   4,085


The Company transferred $468,685 and $135,490 from rental equipment to inventory held-for-sale for the nine months ending September 30, 2004 and 2003, respectively. The Company transferred $183,911 from inventory held-for-sale to rental equipment for the nine months ending September 30, 2003.

         Supplemental schedule of non-cash investing and financing activities:

                                                 2004              2003
                                                 ----              ----
         Preferred stock redeemed through
          exchange of life insurance Policy   $ 363,633         $    -

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

      Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, on file with the Securities and Exchange Commission ("SEC"). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2004, compared to the results of operations for the three-month period ended September 30, 2003, and to the results of operations for the nine-month period ended September 30, 2004, compared to the results of operations for the nine-month period ended September 30, 2003, and to changes in the Company's financial condition from December 31, 2003 to September 30, 2004.

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

      The $816,321 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage, and forecasted usage and inventory shelf life. The Company's estimates of market value incorporate projections of future sales volume by product class. In estimating the market value of parts inventory items, the Company reviews current inventory levels in relation to sales forecasts and adjusts the valuation reserve accordingly. For the remaining categories of inventory, the Company establishes a reserve balance based on the aging of the specific inventory items. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

      The $202,903 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and a general reserve of $5,000, which is deemed appropriate for the level of receivables carried by the Company. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied based upon historical collection and write-off experience. As trends in historical collection and write-offs change, the general reserve is updated.

      The $76,287 estimate for warranty reserve is developed based upon the estimated future costs to be incurred under the provisions of the Company's warranty agreements on its bags and machines. The Company reviews its historical warranty expense and current sales trends in specific products covered under warranty and reserves are updated as trends in these variables change.

      The Company estimates the future interest that will be incurred by the Company associated with current sales under its dealer pre-season order program. At the time of sale, the Company reduces sales revenue and accrues a liability for the estimated future interest obligation. The Company estimates its future interest obligation pursuant to the terms of its pre-season order program and the shipping periods defined therein. The Company estimates that machinery shipped between October and May of each year, will be sold at the dealer level by the end of May and accrues an estimated future interest liability accordingly (ranging from 30 to 210 days). For machinery shipped after May, the Company estimates (since bagging season is in full swing) that it will incur interest for approximately 30 days, and accrues an estimated liability accordingly. For all other products, the company accrues an estimated future interest liability (ranging from 30 to 180 days) under the assumptions that the product will be sold at the dealer level by the end of the respective shipping periods as defined in the pre-season order program. For additional products ordered and shipped outside the defined shipping periods, the Company accrues an estimated future interest liability of approximately 30 days, which according to the pre-season order program, the Company pays interest through the end of the month of shipment. The Company had accrued an estimated liability of $11,679 under this program at September 30, 2004, as the Company's interest obligations under the 2003-04 pre-season order program end on September 30, 2004.

      The Company periodically assigns some of its trade accounts receivable to various third-party financing sources. These accounts can be assigned with or without recourse depending on the specific accounts assigned. The Company reviews on a monthly basis, those accounts assigned with recourse to determine their payment history with the third-party financing source and estimates if any accrual is necessary for potential future recourse obligations. The Company has determined, that at September 30, 2004, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $1,988,772 valuation allowance against its deferred tax assets as of September 30, 2004.

Forward-Looking Statements
--------------------------

         Certain statements in this Form 10-Q contain "forward-looking" information that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2003.

         Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing of demand for bagging machines and bags; reductions in U.S. milk prices; optimism for increased milk prices within the U.S. farm economy throughout the remainder 2004 and into 2005 above record lows in 2000; availability of credit in the farming sector and rising interest rates; potential purchases of the Company's bagging machines, bags and composting systems; anticipated inventory production; the availability of trade credit and working capital; the availability of third party financing sources; the Company's implementation of its plan, which began September 30, 2004, to accept charges for only preferred customers using the John Deere Credit Farmplan program as a third party financing source and discontinue accepting merchant authorized charges; the availability of the Company's line of credit; consumer sentiment and health of the U.S. and global economy; the Company's dependence on the dairy industry; the outcome of the pending asset sale to Miller St. Nazianz, Inc.; and the outcome of pending litigation against the Company.

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: a downturn in the dairy industry; a sharp decline in U.S. milk prices; a reduction in availability of credit in the farming sector or the Company's third party financing sources; an inability of customers'/dealers' to qualify for or maintain preferred status using the John Deere Farmplan third party financing program; an increase in interest rates; adverse weather conditions; a sharp decline in the health of the farming sector of the U.S. economy; a sharp decline in government subsidies to the farming sector; disruption of the manufacturing process of our sole bag manufacturer; increases in the price of bags and raw material costs; rejection by the Company's shareholders' of the pending asset sale to Miller St. Nazianz, Inc.; and an adverse outcome in any of the pending litigation against the Company.

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

         Average Annual Milk Prices

              Year  Average       Year  Average       Year  Average
                    Price               Price               Price

              1980  $ 11.88       1988  $ 11.03       1996  $ 13.39
              1981  $ 12.57       1989  $ 12.37       1997  $ 12.05
              1982  $ 12.49       1990  $ 12.21       1998  $ 14.20
              1983  $ 12.49       1991  $ 11.05       1999  $ 12.43
              1984  $ 12.29       1992  $ 11.88       2000   $ 9.74
              1985  $ 11.48       1993  $ 11.80       2001  $ 13.10
              1986  $ 11.30       1994  $ 12.00       2002  $ 10.42
              1987  $ 11.23       1995  $ 11.83       2003  $ 11.42
                                                      2004  $ 15.50

         Source:  USDA Basic Formula Price (BFP) annualized average

         The outlook for the remainder of 2004 and into 2005 still indicates that milk prices will remain above the record low levels seen during early 2003 of $9.11, and are forecast to settle above $12. The following chart outlines the historical monthly milk prices from January 2003 through September 2004 as published by the U.S. Department of Agriculture (USDA).

                 2003     2004
                ------   ------

         Jan      9.78   11.61
         Feb      9.66   11.89
         Mar      9.11   14.49
         Apr      9.41   19.66
         May      9.71   20.58
         Jun      9.75   17.68
         Jul     11.78   14.85
         Aug     13.80   14.04
         Sep     14.30   14.72
         Oct     14.39
         Nov     13.47
         Dec     11.87

         Source: USDA Basic Formula Price (BFP) monthly

Dairy farmers began seeing increases in their monthly milk checks during the first quarter of 2004, but continued to remain cautious, despite continued low interest rates, on increasing their capital expenditures, as milk prices have fallen off the highs seen earlier in 2004 and are settling back down to a forecasted level for the balance of 2004 between $12-$13. Management believes that once sustained, prolonged upward movement in U.S. milk prices and breakeven yearly milk price averages of above $12 are seen, farmers will be able to repay their existing, older obligations which have mounted from the persistently low milk prices over the last several years and purchase the Company's products. However, recently the milk prices have begun falling off their highs of May 2004, and end users seem to believe that milk prices will settle back to below breakeven levels for them, despite recent forecasts indicating milk prices averaging over $12 for 2004 and into 2005. As a result, farmers seem to have become over cautious again on their capital expenditures and are conserving their operating cash.

Results of Operations
---------------------

         Net sales for the quarter ended September 30, 2004 decreased 19.93% to $4,557,829 compared to $5,692,292 for the quarter ended September 30, 2003. Net sales for the nine-month period ended September 30, 2004 decreased 21.65% to $14,370,916 compared to $18,341,101 for the nine-month period ended September 30, 2003. Net sales were down for the quarter as a result of continued, guarded customer buying attitudes in the near term from the prolonged, depressed U.S. milk price situation in the dairy industry. Additionally, the Company's dealers were conservative when placing orders under the pre-season order program for 2003-04 resulting from carryover of inventory at the dealer level from the prior year. Some of the Company's dealers had to re-order machinery during the quarter, outside of the pre-season order program, which helped to partially offset some of the sales decline and helped to improve gross margins for the quarter.

         Net sales for the nine-month period were down as a result of the above mentioned factors. Additionally with the expansion of the Company's pre-season order program to the dealers' local bank level in late 2003, seasonality began to enter the Company's operations again, as shipment of product is at the discretion of the dealer instead of the Company.

         Also contributing to the decline in sales for the quarter and nine-month period was increased volume discounts from the Company's pre-season order program and other incentive programs offered to increase market share during the second and third quarters of 2004, coupled with continued strong competition in the silage bag market, as farmers look for the most economically priced bag, with lesser consideration for quality and customer service.

      The following table identifies revenue from each product line that accounted for more that 15% of total revenue for the quarter and nine-month period as compared to the same quarter and nine-month period in the prior year:


                                                 Nine Months    Nine Months
                     3rd Quarter 3rd Quarter        Ended          Ended
       Product          2004         2003      Sept. 30, 2004 Sept. 30, 2003
     ------------    ----------- -----------   -------------- --------------
     Machines            29%         28%             39%           40%
     Bags                62%         61%             51%           48%
     Other               9%          11%             10%           12%
                     ----------- -----------   -------------- --------------
     Net Sales          100%         100%           100%           100%


         Net machine sale revenue for the quarter decreased 18.76% and bag sale revenue declined 19.08% compared to the same period of 2003. Net machine sale revenue for the nine-month period declined 26.71% and bag sale revenue declined 19.50% compared to the same period of 2003. Net machine and bag sale revenue declined for the quarter as a result of dealers being cautious on new capital expenditures with the milk prices beginning to fall during the quarter, coupled with dealer uncertainty about Ag-Bag's future with the pending asset sale announcement of its operating assets to Miller St. Nazianz Inc. on August 16, 2004. Dealers appear to be waiting to see the transition plans of Miller St. Nazianz Inc. relative to their dealer operations and programs for sales of the Company's products. This decline was slightly offset by dealers ordering additional machines outside of the pre-season order program from their conservative orders placed a year ago under the 2003-04 pre-season order program. Net machine and bag sale revenue for the nine-month period declined as a result of the sales factors previously discussed, partially offset by the fact the Company had a large international machine sale that occurred during the second quarter of 2004.

         The following table identifies the number of machines sold by size by the Company for the third quarter and nine-month period of 2004 compared to 2003:


                 Units Sold   Units Sold       Units Sold        Units Sold
                 3rd Quarter  3rd Quarter  Nine Months Ended  Nine Months Ended
       Product      2004         2003        Sept. 30, 2004    Sept. 30, 2003
     ----------  -----------  -----------  -----------------  -----------------
     Small           31           30               97                105
     Medium           2            1               6                  5
     Large            -            3               6                 21
                 -----------  -----------  -----------------  -----------------
     Total           33           34              109                131

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

         The Company sold two composting systems in addition to compost bag sales during the quarter ended September 30, 2004, generating approximately $219,000 in revenue, compared to the quarter ended September 30, 2003 where one composting system in addition to compost bags were sold, generating approximately $247,000 in revenue. For the nine-month period ended September 30, 2004, the Company sold five composting systems in addition to compost bag sales, generating approximately $597,000 in revenue, compared to the nine-month period ended September 30, 2003 where one composting system in addition to compost bags were sold, generating approximately $379,000 in revenue.

         Although the Company sells its products primarily through a worldwide dealer network, certain sales are made directly to large volume customers when a dealer is not present in the customer's geographic market. For each of the last three years, the Company estimates that direct sales made up between 10-15% of total sales. The gross margin realized on the Company's direct sales are typically within 1-3% of those sales realized through the Company's dealer network. However, various economic, volume and market factors in the geographic area impact the ultimate margin. Beginning in late 2002, the Company began focusing its marketing efforts more on dealer development and expanding its dealer network rather than a focus towards direct selling. As a result of this shift, the Company anticipates its sales mix to begin to favor more dealer sales.

         Gross profit as a percentage of sales increased 18.00% for the quarter ended September 30, 2004 compared to the same period in 2003. Gross profit as a percentage of sales increased 3.21% for the nine-month period ended September 30, 2004 compared to the same period in 2003. The increase for the quarter was the result of dealers ordering additional product outside of their 2003-04 pre-season order which yields the Company higher margins as a result of reduced discounts. In addition the Company realized improved margins on sales of its used equipment sold during the quarter. The above increases were partially offset by a slowdown in factory utilization at the Company's production facilities where manufacturing costs were not fully absorbed, as a result of dealer uncertainty and placing machine orders as a result of the pending sale to Miller St. Nazianz Inc. as previously discussed. As a result, the Company's facilities were running only at approximately

55%-60% capacity for the quarter. The increase for the nine-month period was the result of the above mentioned factors, coupled with stable margins on the Company's "core" smaller-sized bagging machines, in addition to cost reductions implemented during late 2003 which continued during the nine-month period to lower the Company's fixed manufacturing overheads.

      Selling expenses for the quarter ended September 30, 2004 decreased 28.81% to $475,800 compared to $668,313 for the quarter ended September 30, 2003. Selling expenses for the nine-month period ended September 30, 2004 decreased 24.54% to $1,526,655 compared to $2,023,238 for the nine-month period ended September 30, 2003. The decrease for the quarter and nine-month period was the result of lower commissions and third party financing fees caused by lower sales volumes, lower overall advertising costs, and lower personnel, benefit, and travel costs associated with cost reductions implemented late in 2003 which were fully in place during the first nine-months of 2004.

      Administrative expenses for the quarter ended September 30, 2004 decreased 1.86% to $643,080 compared to $655,244 for the quarter ended September 30, 2003. Administrative expenses for the nine-month period ended September 30, 2004 decreased 4.79% to $1,985,579 compared to $2,085,512 for the nine-month period ended September 30, 2003. The decrease for the quarter was the result of decreases in administrative salaries and general office expenses, partially offset by increased insurance, professional, and bad debt expense and patent development costs. The decrease for the nine-month period was the result of the above mentioned factors, except that the Company had lower professional fees during the second quarter of 2004 as a result of the ongoing patent litigation coming to a conclusion during the first quarter of 2004.

      During the third quarter of 2004, the Company recorded a gain from the sale of assets of $2,005. The gain resulted from the sale of fully depreciated miscellaneous manufacturing equipment. For the nine-month period ended September 30, 2004, the Company recorded a gain from the sale of assets of $82,926. The gain was the result of the above mentioned factor, coupled with the sale of a parcel of vacant land owned by the Company in addition to the Company recognizing a gain from the sale of its entire investment in the Company's German joint venture during the second quarter of 2004. During the third quarter of 2003, the Company recorded a gain from the sale of assets of $12,439, which resulted from the sale of fully depreciated miscellaneous manufacturing equipment and vehicles. For the nine-month period ended September 30, 2003, the Company recorded a gain from the sale of assets of $358,276. The gain largely resulted from depreciated folding equipment that was sold to its German joint venture during the second quarter of 2003. Under the equity method of accounting with the Company's 50% ownership in the German joint venture, the Company's share of the gain of $172,918 was deferred and recognized as the German joint venture depreciated the folding equipment over its useful life.

      Research and development expenses for the quarter ended September 30, 2004 increased 81.62% to $31,445 compared to $17,319 for the quarter ended September 30, 2003. Research and development expenses for the nine-month period ended September 30, 2004 increased 8.83% to $116,921 compared to $107,437 for the nine-month period ended September 30, 2003. The increase for the quarter and nine-month period was the result of ongoing research and continued development and testing of the newer design of the Company's larger-sized silage bagging machine and compost machine modifications and recycling development, in addition to continuing ongoing research regarding new silage and nutritional studies of bagged feed and their effects on animal production.

      Interest expense for the quarter ended September 30, 2004 increased 1.13% to $63,933 compared to $63,219 for the quarter ended September 30, 2003. Interest expense for the nine-month period ended September 30, 2004 increased 17.03% to $204,412 compared to $174,673 for the nine-month period ended September 30, 2003. The increase for the quarter and nine-month period was the result of the Company utilizing a larger portion of its credit line, coupled with an increase in the interest rate on its line of credit as a result of an amendment to the Company's credit agreement during the first quarter of 2004 and implementation by Wells Fargo Business Credit of an additional interest rate premium of 2 1/4% during the third quarter of 2004 as a result of a default by the Company of two of its financial covenants.

      Miscellaneous income for the quarter ended September 30, 2004 decreased 65.23% to $39,461 compared to $113,498 for the quarter ended September 30, 2003. Miscellaneous income for the nine-month period ended September 30, 2004 decreased 41.71% to $288,731 compared to $495,348 for the nine-month period ended September 30, 2003. The decrease for the quarter was the result of lower joint venture income as a result of the sale of the Company's investment in its German joint venture and the reduction in folding fees paid by the joint venture upon the sale of the folding equipment during the second quarter of 2003. The decrease for the nine-month period was the result of the above mentioned factors coupled with lower general miscellaneous income, partially offset by increased machine royalty income and total deferred gain on the sale of the folding equipment recognized of $86,464 during the first half of 2004. Additionally, during the second quarter of 2003, the Company received a special one-time folding royalty from the sale of the folding equipment which it did not have in 2004.

      The Company's effective income tax rate for the quarter ended September 30, 2004 was zero compared to (29.11%) for the quarter ended September 30, 2003. The Company's effective income tax rate for the nine-month period ended September 30, 2004 was zero compared to (36.08%) for the nine-month period ended September 30, 2003. The effective tax rate was zero during the quarter and nine-month period due to the fact the Company established an additional $121,000 valuation allowance during the third quarter, and a total of an additional $411,000 valuation allowance for the nine-month period against its deferred tax assets. The valuation allowance was established because of the Company's expected inability to utilize its net operating loss carryforwards and research tax credits, which was partially offset by the fact the Company's income from its international royalties are not taxable in the United States, and the extraterritorial income exclusion provisions of the current United States tax code.

      Net loss for the quarter ended September 30, 2004 was $385,222 compared to $316,555 for the quarter ended September 30, 2003. Net loss for the nine-month period ended September 30, 2004 was $966,320 compared to $400,328 for the nine-month period ended September 30, 2003. The decrease for the quarter and nine-month period was the result of lower sales, increased research and interest expense, lower miscellaneous income, and reduced gain on sale of assets, and no tax benefit being realized from the losses due to establishment of a valuation allowance against the deferred tax assets generated during the quarter and nine-month period, partially offset by improved gross profit, and decreases in selling and administrative expenses.


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

      As a result of the Company incurring net losses during the previous three years and during the first nine-months of 2004, and its negative cash flows from operations for the prior year and nine months ended September 30, 2004, there is uncertainty about the Company's ability to continue as a going concern. The Company's management believes the Company's weak operating results have been primarily due to the depressed milk prices in the agriculture sector, which have a direct impact on the disposable income of its dairy farm customers, who account for approximately 75% of the Company's business. The Company further believes that dairy farmers have been delaying or eliminating capital expenditures due to uncertainties regarding milk prices and their disposable income. Predictions for the remainder of 2004 and into 2005 continue to show milk prices declining from earlier highs of over $20 in May 2004, but remaining higher than the historically low levels seen for many of the previous years and the Company expects operating results to improve slowly as dairy farmers continue to see increases in their disposable income through stabilizing milk prices. As dealer's inventories become depleted, they will need to increase the size of their next pre-season order (2004-05) to take full advantage of the various sales incentives and to maximize their volume discounts.

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

      Accounts receivable decreased 45.61% at September 30, 2004 to $1,435,236 compared to $2,638,828 at September 30, 2003. The decrease was the result of lower sales for the quarter. At September 30, 2004, the Company still had some receivables outstanding under its previous collection method of providing terms for its customers. For new purchases, the Company's customers now have the option to pay in advance for their order, utilize their own established credit, or utilize one of the Company's third-party financing sources or programs offered for their purchases. The Company generally receives funding from its third party financing sources within 10 days of invoice processing. The Company has established adequate reserves ($202,903 at September 30, 2004 compared to $172,293 at September 30, 2003) against accounts receivable in the event that some of the remaining accounts become uncollectible.

      The Company relies on its third-party financing sources and the dealers' own established credit with their local banks, to provide funding for the Company's dealers' and retail customers' purchases under the pre-season order program. The Company's third party financing sources and dealers' local banks have provided sufficient credit to the Company's dealers to date for the Company to receive payment and management believes this will continue. However, no assurance can be given that the Company's third-party financing sources and dealers' local banks will continue to provide the Company with dealer and end user financing programs designed for the Company. As of September 30, 2004, the Company began processing charges for its customers/dealers who use John Deere Credit's Farmplan program on a preferred customer basis only and no longer accepts charges for those who are merchant authorized. Farmplan preferred is more advantageous to the customer/dealer as they receive better interest rates and payment options than under the merchant program. Additionally, this reduces the Company's potential recourse liability in the event the customer/dealer fails to pay their account under the Farmplan program terms. (See critical accounting policies.)

      Inventory decreased 3.76% at September 30, 2004 to $6,384,617 compared to $6,634,189 at September 30, 2003. The decrease in inventory was the result of the Company's continued efforts to streamline its inventory and more closely match its production with planned inventory requirements and market conditions. However, as a result of the Company's pre-season order program being expanded to include a dealers' local bank financing component, the Company's dealers control more of the timing of their product shipments and usually take their product closer to their time of need, which has brought a seasonality component back into the Company's business.

      Other current assets increased 2.44% at September 30, 2004 to $305,537 compared to $298,273 at September 30, 2003. The increase was the result of an increase in deposits and other prepaid expenses.

      Deferred income taxes decreased to $-0- at September 30, 2004 compared to $1,239,000 at September 30, 2003. The decrease was the result of the Company establishing a valuation allowance of $1,988,772 against its deferred tax assets at September 30, 2004.

      Intangible assets at September 30, 2004 decreased 56.47% to $7,637 compared to $17,543 at September 30, 2003. The decrease was the result of normal amortization expense.

      The BAW joint venture asset decreased to $-0- at September 30, 2004 compared to $359,747 at September 30, 2003. The decrease was the result of the sale of the Company's investment in its joint venture during the second quarter of 2004 and recognizing the balance of the deferred gain, under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture in the second quarter of 2003. The balance of deferred gain from the folding equipment recognized for the nine-month period ended September 30, 2004 was $86,464, which occurred prior to the end of the second quarter.

      Other assets decreased 73.88% at September 30, 2004 to $125,763 compared to $481,417 at September 30, 2003. The decrease was the result of a decrease in the cash surrender value of insurance on policies maintained by the Company, in which the Company was the beneficiary, by redeeming the Company's outstanding preferred stock with the life insurance policy the Company maintained on the owner of the preferred stock.

      The Company has a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bears interest at the bank's prime rate plus 4 3/4%. As of September 30, 2004, $1,630,483 was outstanding under the credit line. The line of credit will fluctuate based upon production needs and the timing of collection of receivable balances. Additionally, the Company's borrowing base fluctuates as receivables and inventory change. The borrowing base is equal to
(1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of 40% of eligible inventory or $2 million. The line of credit is subject to certain net worth and earnings covenants, and an annual capital expenditure limit. The Company was in default at September 30, 2004 with the net worth and earnings covenants and continues working with its primary lender to cure the default and reset covenants. Management believes that funds generated from operations, management's implemented expense reduction plan and other changes being considered to the Company's business model, including the sale of substantially all of the Company's operating assets to Miller St. Nazianz Inc., and the Company's operating line of credit, will be sufficient to meet the Company's cash requirements through 2004. The Company's line of credit is subject to renewal in May 2006. The Company currently anticipates paying off its credit line with the proceeds from the sale of assets to Miller St. Nazianz Inc., and anticipates incurring an early termination fee of $60,000 from Wells Fargo Business Credit as a result.

      On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($630,167 US) as security for an additional cash credit facility of the Company's German joint venture. In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($308,125 US). On April 27, 2004, upon the sale of the Company's German joint venture, the Company was relieved of its bank guarantee with Dresdner Bank and has no further guarantees or obligations outstanding with Dresdner Bank.

      Accounts payable decreased 13.69% at September 30, 2004 to $1,036,526 compared to $1,200,892 at September 30, 2003. The decrease was the result of the Company slowing its manufacturing process during the period (resulting from dealer uncertainty for equipment orders from the pending sale to Miller St. Nazianz Inc. of the Company's operating assets and market conditions stemming from declines in milk prices), partially offset with extended term payment arrangements provided by some of the Company's principal suppliers.

      Accrued expenses and other current liabilities increased 39.85% at September 30, 2004 to $1,834,435 compared to $1,311,735 at September 30, 2003.
The increase was the result of increases in volume discounts from the Company's pre-season order program and other short-term customer incentive accruals offered during seasonal demand periods, and from deposits received from Miller St. Nazianz Inc. for the prepayment of some assets being acquired. These increases were partially offset by decreased payroll, commission and benefit accruals from personnel reductions, and lower accrued warranty expenses resulting from the Company passing on more warranty costs to its principal suppliers.

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


      The following table outlines the Company's future contractual obligations by type:

                                      Payments due by period
                      -------------------------------------------------------
Contractual                       Less than                         More than
Obligations             Total       1 year    1-3 years  3-5 years   5 years
                      -------------------------------------------------------

Long-term debt        $1,103,463   $ 97,638   $142,585   $159,265   $703,975
Operating leases         246,209     21,558     43,834     43,834    136,983
Purchase obligations       -          -          -          -          -
                      -------------------------------------------------------
Total                 $1,349,672   $119,196   $186,419   $203,099   $840,958
                      =======================================================


Off-Balance Sheet Arrangements
------------------------------

As of September 30, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a defendant in an alleged breach of contract lawsuit, UpNorth Plastics, Inc., vs Ag-Bag International Ltd., filed September 8, 2004 in the United States District Court Northern District of Texas. The claim alleges breach of the "no-shop" provision of the letter of intent dated February 27, 2004 between the parties. The Company denies the allegations and is vigorously defending itself against the lawsuit. On October 12, 2004, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. UpNorth Plastics, Inc., president, Steven G. Ross, is a 15.05% shareholder of the Company.

         The Company is a defendant in an alleged lawsuit, Case Credit Ltd, v. Artomda Farms Ltd, Tom's Custom Services Ltd.; Thomas Stoker, and Ag-Bag International Ltd, filed September 24, 2003 in the Court of Queen's Bench of Alberta Judicial District of Calgary. The claim alleges improper assignment of a retail installment contract for a bagging machine sold by the Company to Thomas Stoker. Plaintiff seeks monetary damages. The Company denies all allegations of this claim and is vigorously defending itself against this claim. Depositions continue and discovery is ongoing in this matter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company was in default at September 30, 2004 with two of its financial covenants under its revolving operating line of credit with its primary lender, Wells Fargo Business Credit, and the default has not been cured as of the date of filing of this report. The Company was not in compliance with the net worth and earnings before taxes covenant, and continues working with Wells Fargo Business Credit to cure the default and amend its financial covenants for the balance of the year. The amount outstanding under the revolving line of credit was $1,630,483 at September 30, 2004.


ITEM 5.  OTHER INFORMATION.

         On August 13, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company's operating assets to Miller St. Nazianz, Inc., a Wisconsin corporation who will integrate the operations of Ag-Bag into their current farm equipment manufacturing business operations. The Company estimates this transaction to be valued at approximately $7-8 million in cash, subject to adjustments for assets and inventory actually acquired at closing under the agreement. The transaction, which has been approved by the Company's Board of Directors, is subject to stockholder approval and other customary closing conditions, and is anticipated to close within the next ninety days. In addition, the Company is actively looking to sell its real estate and other assets not being sold to Miller St. Nazianz, Inc.

ITEM 6.  EXHIBITS.

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


                             AG-BAG INTERNATIONAL LIMITED,
                             a Delaware corporation
                                 (Registrant)



Date: October 22, 2004         By: /s/ MICHAEL R. WALLIS
                                   ---------------------------
                                   Michael R. Wallis
                                   Chief Financial Officer and
                                   Vice President of Finance

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