Form 10-K/A
period 2003-12-31
AG BAG INTERNATIONAL LTD
filed 2004-12-07
CIK 842289

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
                                           Yes       _     No  |X|
                                                               ---

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

================================================================================

                                EXPLANATORY NOTE

This amendment is being filed to include the signatures on the Independent Auditor's Report and Independent Auditor's Report on Supplementary Information as part of Part II, Item 8 of Form 10-K. These signatures were accidentally omitted in pages F-1 and F-29, respectively, in the original filing.

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


/s/ Moss Adams LLP
------------------
Medford, Oregon
February 20, 2004

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



/s/ Moss Adams LLP
------------------
Medford, Oregon
February 20, 2004

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

                                                 AG-BAG INTERNATIONAL LIMITED,
                                                 a Delaware corporation

Date: December 7, 2004                           By: \s\ Larry R. Inman
                                                     ----------------------
                                                     Larry R. Inman, President

                                                                    Exhibit 31.1
                                  Certification

I, Larry R. Inman, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 7, 2004

/s/Larry R. Inman
-----------------
President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 7, 2004

/s/Michael R. Wallis
--------------------
Chief Financial Officer, Treasurer
and Vice President of Finance

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Ag-Bag International Limited (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




December 7, 2004           /s/ Larry R. Inman        President
                           ------------------
                           (Larry R. Inman)

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Ag-Bag International Limited (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 7, 2004            /s/ Michael R. Wallis    Chief Financial Officer,
                            ---------------------
                              (Michael R. Wallis)    Vice President of Finance,
                                                        and Treasurer