Form 10-K
period 2004-12-31
AB HOLDING GROUP, INC.
filed 2005-03-31
CIK 842289

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER:  0-18259

                              AB HOLDING GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      93-1143627
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           2320 SE AG-BAG LANE
            WARRENTON, OREGON                                         97146
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

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ___

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Exchange Act Rule 12b-2)

                                           Yes             No  |X|
                                                    ---        ---

     State the aggregate  market value of the voting and non-voting  equity held by non-affiliates  computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common  equity,  as of the last business day of the registrant's most recently  completed second fiscal quarter: $4,446,022

     The  registrant  has one  class of  Common  Stock  with  11,976,991  shares outstanding as of March 1, 2005.

                              AB HOLDING GROUP INC.
                                TABLE OF CONTENTS

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results

     Item 9.      Changes in and Disagreements with Accountants on Accounting and

     Items 10. and 11.  Directors and Executive Officers of Registrant and Executive
                  Compensation.............................................................................36
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related

     PART I
     ------

     When  used in this  Annual  Report,  the words  "believes,"  "anticipates,"
"hopes"  and  "intends"  and  similar   expressions  are  intended  to  identify
forward-looking  statements.  Such  statements  are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those projected.  See  "Factors  Affecting  Forward-Looking  Statements."  Readers are
cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date  hereof.  The  Company  undertakes  no  obligation  to publicly release any revisions to these  forward-looking  statements that may be made to reflect events or circumstances  after the date hereof or to reflect the occurrence of unanticipated events.

     Forward-looking  statements  contained  in this  Form  10-K  relate  to the
Company's  plans and  expectations  as to:  timing and ability of the Company to convert its remaining assets into cash; clean its remaining non-operating public shell;  either  dissolve and  liquidate  the  corporation  or sell the remaining non-operating  public shell to another  party by merger or another  method,  the ability to find a potential  merger  candidate for the  remaining  non-operating public  shell;  the  availability  of trade  credit and working  capital for the remaining  non-operating  public  shell;  and the outcome of pending  litigation against the Company. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the  Securities and Exchange
Commission.

ITEM 1.  BUSINESS
-----------------

RECENT DEVELOPMENTS
-------------------

     On November 30, 2004, Ag-Bag International Limited (now known as AB Holding
Group  Inc.),  (the  "Company")  completed  the  sale of  substantially  all its operating  assets (the "Asset Sale") to Miller St. Nazianz Inc.,  ("Miller") and
Miller  assumed  certain  liabilities  relating to the purchased  assets and the operation of our business  arising  after the  closing.  The assets  acquired by
Miller  consisted of  substantially  all of the operating  assets of the Company including: Inventory; Equipment; and Intangible assets.

Some of the Company's  assets were excluded from the Asset Sale.  Because Miller is an existing  company with its own  manufacturing  facilities,  Miller did not need to purchase the Company's real estate,  paint booths and systems, or Visual computer system. The excluded assets consisted of:

     o   cash;

     o   accounts receivable;

     o   real estate;

     o   paint booths and systems;

     o   Visual computer system;

     o   corporate  minute and stock record books and  corporate  seal,  general accounting  records  and  books of  original  entries,  checkbooks  and cancelled checks,  and tax returns,  reports and related records of the
         Company ("CORPORATE RECORDS"); and

     o   rights and interest in and to any contracts  not assumed by Miller,  if any; and

     o   a plastics supply agreement with UpNorth ("UpNorth").

The Asset Sale resulted in the elimination of the Company's historical farm feed management and composting system operations with a corresponding  elimination of substantially all of the Company's  operating revenue and related expenses.  The
Company's only operations  currently  consist of converting its remaining assets into cash and corporate  administrative expenses of winding down and remaining a non-operating  public shell, until the Company can either dissolve and liquidate or sell the remaining  non-operating  public shell to another party by merger or another method.  Therefore,  except as otherwise  specifically  set forth in this report,  the results of operations of the historical  business set forth in this  report,  do not reflect the effects on the  Company's  operations which resulted from the closing of the Asset Sale.

The taxable gain generated as a result of the Asset Sale,  will be offset by the utilization of net operating loss carry forwards.

GENERAL
-------

     AB Holding Group, Inc., formerly known as Ag-Bag International Limited (the
"Company")  was  incorporated  as a New York  corporation  in 1989.  The primary operating company, Ag-Bag Corporation, a Nebraska corporation,  was incorporated in 1978.  The Company  changed its name in 1990 from AB Holding  Group,  Inc. to
Ag-Bag  International  Limited.  In 1994,  in an effort to  streamline  and save administrative  expenses,  two of the  Company's  operating  subsidiaries,  A.B.
Rental,  Inc. and Ag-Bag  Corporation were merged into the Delaware  subsidiary,
ABVIN Merging Corp. On January 1, 1995, the Company was merged into its Delaware subsidiary  resulting  in the  reincorporation  of the Company in Delaware and a change in its name to Ag-Bag  International  Limited.  On December  7, 2004,  in
connection  with the Asset Sale, the Company changed its name back to AB Holding
Group, Inc.

     Prior to the  closing of the Asset  Sale,  the  Company  had  pioneered  an alternate method of storing feed for livestock.  Traditional  methods of storing feed included placing it in bunkers,  pits, and silos or baling and stacking it.
The  Company's  method was to store the feed in huge  plastic  bags of up to 500 feet in length and up to 14 feet in diameter by tightly  stuffing  the feed into the bag. The Company assembled the machines for stuffing the feed into the bags.
It had  the  bags  manufactured  to  its  specifications  and  then  folded  and distributed  the bags through its dealer network and directly in an area where a dealer was not present.  The benefits of bagging the feed included reduced cost, additional  flexibility  in  harvesting  and  storing  the feed,  enhanced  feed quality,  and  relatively  small  capital  requirements.  The Company  also sold ancillary products that complemented the Company's main line of bagging machines and bags.

     The  following  table  identified  the revenue  from each product line that accounted for more than 15% of total revenue over the last three years:

     Product                     2002            2003             2004
     -------
                              -----------      ----------      -----------
     Bags                        48%              49%             40%
     Machines                    44%              40%             34%
     Parts                        5%              6%              21%
     Other                        3%              5%               5%
                              -----------      ----------      -----------
     Net Sales                   100%            100%             100%

     The  Company  expected  the use of bagging as a means of silage  storage to continue  to play a major role in the future  because the quality of stored feed was better than other known  competitive  methods,  allowing  farmers to be more efficient and to produce dairy,  beef, sheep and pork products at a lower price.
The Company  believed the concept of bagging was one way in which  farmers could be more profitable by reducing, or completely eliminating,  the purchase of feed and grain from outside sources.  Bagging enables the farmer to produce and store the feed on the farm and provides easier access to the silage,  thereby allowing the farmer to choose the quality of silage to feed at any given time. The bagged feed has shown high quality, allowing for higher production.

     Prior to the closing of the Asset Sale,  in 2004,  the Company  shipped its first orders to Russia.  The Company continued to sell worldwide in Asia, Japan,
Latin America,  Australia,  New Zealand, and Western and Central Europe.  Export
sales from the Company's  United States  operations were 10.81% of net sales for the year ended December 31, 2004.

     In 1997,  the Company  formed a German  joint  venture in which the Company owned a 50% interest and its former German  dealer owned the remaining  50%. The joint venture  folded and  distributed  silage bags to the Company's  German and
European  dealers.  On April 27, 2004,  the Company sold its  investment in this joint venture to its former German  dealer,  to provide the Company with working capital.

     The Company was developing  other uses for its bagging  technology prior to the  closing of the Asset Sale to  Miller.  In 1993,  the  Company  adapted  its bagging  machines  to  permit  bagging  of  compostable  organic  matter  in the
Company's recyclable Tri-Dura(R) plastic bags. The Company also developed mobile and stationary plastic recovery units which enabled the Company to bail and pick up the recyclable Tri-Dura(R) plastic bags as a service to its customers.

SEASONAL NATURE OF BUSINESS
---------------------------

     Prior to the  closing of the Asset Sale,  the core  business of the Company was  historically  seasonal  due to the  harvest  seasons in North  America  and
Europe.  The Company's  machinery  tended to be purchased in anticipation of the next harvest  season,  so most of the sales of machinery  occurred in the spring and summer.  This required the Company to carry significant amounts of inventory to meet rapid delivery  requirements of customers.  Bag sales tended to occur as the harvest  season  approached in the summer,  and during the harvest season in the  fall.  The  Company  previously  took  steps  to  counteract  some  of  its seasonality  by  generating  sales in  Latin  America  beginning  in 1994 and in
Australia  and New  Zealand  in  1996.  In  September  2002,  the  Company  took additional  steps to counteract  seasonality by developing and  introducing  its pre-season  ordering  program,  whereby the Company's  dealers placed their next year's  annual  product  requirements  order in advance and  utilized one of the
Company's third party  financing  sources.  This pre-season  program allowed the
Company to know in advance its production mix which in turn provided the Company with the ability to level its production and flexibility in customer  shipments.
During 2003,  the Company  expanded this program by allowing  dealers to finance through  their local  bank,  rather  than  requiring  them to utilize one of the
Company's third-party financing programs. This however, brought seasonality back into play for the Company,  as  shipments  under the dealer bank program were at the timing of the dealer rather than the Company.  The pre-season  order program was a program under which the Company paid the flooring interest for its dealers and paid  volume  discounts  to its dealers  based upon a sliding  scale for the volume of orders  placed by and shipped to, the dealer  under the  program.  The
Company  terminated the  pre-season  order program upon the closing of the Asset
Sale.

     Prior to the closing of the Asset Sale,  approximately 95% of the Company's business was concentrated in the Northern Hemisphere resulting in between 53-69%
of the Company's  revenue being generated  during the spring and summer (2nd and
3rd fiscal  quarters).  The following  table  outlines the percentage of revenue over the past three years by quarter:

     Quarter                   2002            2003              2004
     -------
                            -----------      ----------      --------------
     First                     18%              32%               20%
     Second                    37%              27%               27%
     Third                     32%              26%               22%
     Fourth                    13%              15%               31% *

*As a result of the Asset Sale.

     As a result of the  closing of the Asset  Sale,  these  historical  revenue percentages are not indicative of future revenue percentages by quarter.

FARM EQUIPMENT AND PRODUCTS
---------------------------

     INTRODUCTION. Prior to the closing of the Asset Sale, silage was made using the Ag-Bag(R) system by storing forage crops, such as corn, sorghum, or alfalfa, under anaerobic (without oxygen) conditions in sealed Ag-Bag Tri-Dura(R) storage bags. The traditional  methods for making silage involved storing it in bunkers, pits or silos.  Using traditional  methods,  there was a nutrient loss resulting from a reduction  in the  moisture  content of the forage  before  storage.  The moisture  content needed to be reduced to compensate for the high oxygen content of the forage,  which  resulted  from the  inability to pack the forage  tightly enough.  When the forage was not packed  sufficiently,  the silage  fermentation process  produced  too much heat  resulting  in an even greater loss of nutrient value than would  normally  occur if the moisture  content was not reduced.  The loss of nutrient value resulted in the need for additional  food  supplements or an increased volume of feed.

     The Ag-Bag(R)  system was an  alternative to bunkers,  pits and silos.  The
Ag-Bag(R)  bagging machines pushed the forage into huge recyclable  plastic film
Tri-Dura(R) bags with sufficient  compaction to minimize the amount of oxygen in the bag,  which was then sealed  tightly  when filled.  As a result,  the forage could be stored with significantly higher moisture content. The ability to store the forage in this manner also  reduced  the time  required to cut,  prepare and store the forage thus reducing the loss of nutrients and provided higher quality feed for production  within the farmers'  herds.  As a result of the Asset Sale,
Miller  now  manufactures,  operates,  and  sells  the  Ag-Bag(R)  line  of farm equipment, bags and composting systems.

     AG-BAG(R)  FARM  EQUIPMENT.  Prior to the  closing of the Asset  Sale,  the
Company's  principal  line of farm  equipment was marketed  under the trade name
"Ag-Bagger(R)",  which is now owned by Miller. The Ag-Bagger(R) was available in three  versions  with a number of  optional  features.  Wide  ranges of optional features  were  offered by the Company on its bagging  machines in order to meet the budget needs of the farmer.

     The smallest version  consisted of machines used to load forage into Ag-Bag
Tri-Dura(R)  storage  bags ranging in size from 8 to 10 feet in diameter and 100 to 250 feet in  length.  The  Company  first  introduced  this  version in 1987.
Dairymen used it primarily in smaller dairy and cattle feeding  operations  with herds averaging  about 50 head and by cattlemen  feeding up to about 300 head of feeder cattle. Most of these machines were powered by the power take-off unit of a farm tractor and moved by a tractor or other farm vehicle.  In late 2002,  the
Company  introduced a basic model of its smaller bagging machine,  the "Personal
Bagger".  The retail price for these machines ranged from approximately  $19,900 to $53,000.

     In 1992, the Company introduced a medium-sized machine that was operated by the power  take-off  unit of a farm  tractor or could be operated  independently with an optional diesel engine. This machine allowed farmers to load forage into
Ag-Bag  Tri-Dura(R)  storage  bags ranging in size from 9 to 10 feet in diameter and 100 to 250 feet in length.  This machine was primarily used by dairymen with herds ranging from 150 to 300 head and by cattlemen  feeding between 300 and 800
head  of  feeder  cattle.   The  retail  price  for  this  machine  ranged  from
approximately $80,000 to $228,500.

     The largest version consisted of machines that could be used to load Ag-Bag
Tri-Dura(R)  storage  bags ranging in size from 9 to 14 feet in diameter and 150 to 500 feet in length. These machines were primarily used by dairymen with herds ranging  from 300 to 2,000 head,  by  cattlemen  with herds  ranging from 800 to
15,000 head, and by custom operators. A super 12-foot Ag-Bagger(R) was developed in 1989 and  enhanced  in 1995.  In 2002,  the  Company  introduced  its 14-foot version of the Ag-Bagger(R) for use by very large dairy and custom operators and by cattle  feeding  operations  with herds ranging from 15,000 to 25,000 head of cattle.  The larger machines were available with optional  diesel  engines.  The retail  price for the larger  machines  ranged  from  approximately  $155,000 to
$325,000.

     In response to a competitor's introduction of a cable-less machine in early
1995, the Company began research and  development on its own cable-less  machine in early 1996.  The Company began  production of its own  cable-less  machine in
1997. In 1998, the Company  introduced its own cable-less bagging machine called the HFC (Hydraulic Finger  Controlled)  Silage Bagger.  The introduction of this machine was in response to what the Company  felt was a change in  direction  of the industry  towards the  cable-less  machine  design and the latest in bagging technology. In 1999, the Company continued to develop and improve its cable-less bagging  machine and developed the Powered Anchor  Control (PAC) system,  and in
2000  introduced  the latest  version of the  cable-less  bagging  machine,  the
HYPAC(R)  (Hydraulic  Powered Anchor  Control)  system.  The Company offered the
HYPAC(R) model in small,  medium-sized  and large-sized  bagging  machines.  The retail  price for the HYPAC(R)  machines  ranged from  approximately  $53,000 to
$325,000.

     The Company  assembled and sold a separate line of related equipment called the Ag-Bag  Flex-a-Tuber(R)  with a retail  price that  ranged  from  $11,500 to
$18,000.  The  Flex-a-Tuber(R)  permitted farmers to store round-baled  alfalfa, sorghum,  and other forage in Ag-Bag  Tri-Dura(R)  storage bags.  The round bale
Flex-a-Tubers(R)  were made in two sizes to permit  the  bagging of 4 and 5 foot bales.  The bales could be stored in Ag-Bag  Tri-Dura(R)  storage bags up to 200 feet in length. In 2002, the Company began  manufacturing this line of equipment on a made-to-order basis.

     The Company  assembled and sold a separate line of related equipment called the Square Bale Bagger, which retailed for approximately $23,500 to $31,000. The
Square Bale Bagger permitted  farmers to store square bales of alfalfa,  sorghum and other forage;  two bales high in Ag-Bag  Tri-Dura(R)  flex storage bags. The
Square Bale Bagger permitted the bagging of the bales in Ag-Bag Tri-Dura(R) flex storage bags of 7 to 10 feet in diameter and up to 200 feet in length. Beginning
in  2002,  the  Company  began   manufacturing  this  line  of  equipment  on  a
made-to-order basis.

     The  Company  assembled  and sold the  Ag-Bag(R)  Pro-Grain  Bagger,  which retailed for  approximately  $33,500.  This machine was similar in design to the smallest  Ag-Bagger(R)  machines  but had been  adapted to permit the storage of grains,  such as corn, rice, wheat and soybeans,  as well as other products,  in
Ag-Bag  Tri-Dura(R)  storage bags. The machine  permitted the grain to be bagged without damaging the kernel.  After the grain was bagged and sealed, it retained the necessary quality for human consumption.

     The Company  also  assembled  and sold the Mighty  Bite(R)  front-end  load
bucket.   This   revolutionary   bucket   replaced  the   conventional   bucket.
Hydraulically  operated, the Mighty Bite(R) closed tightly around material, thus eliminating spillage and increasing load capacity due to compaction. The Company manufactured the Mighty Bite(R) in sizes ranging from one-half cubic yard to two cubic yards with a retail price that ranged from $3,300 to $4,900.

     The Company adapted its Ag-Bag(R)  bagging  machines for use in large-scale
"in-vessel"  composting  of organic  matter.  The  bagging  machine  was used in conjunction with a shredder that shredded the organic  material,  which was then fed into the  bagging  machine  that bagged the  compostable  matter into Ag-Bag

Tri-Dura(R)  storage bags. An air blower was attached to the bag and  circulated air through the bag during the composting process. The Ag-Bag(R) compost bagging machines retailed for between $52,500 to $137,000.

     AG-BAG  TRI-DURA(R)  STORAGE BAGS.  Prior to the closing of the Asset Sale, the Company  folded and sold Ag-Bag  Tri-Dura(R)  disposable  storage  bags that ranged in size from 8 to 14 feet in diameter  and 100 to 500 feet in length that were  made of  extruded  plastic.  Rolls of  plastic  were  manufactured  to the
Company's  specifications.  The  plastic  contained  special  stabilizers  which protected the bags from  deterioration  due to exposure to weather and the sun's ultraviolet  rays.  Once a  Tri-Dura(R)  bag was used,  it had to be recycled or disposed of in another manner, but could not be reused.

     The  Company  contracted  for the  manufacture  of,  and  sold  Tri-Dura(R)
three-ply bags with a white exterior and black interior  intended for storage of silage up to 24 months.  The retail price of the bags ranged from  approximately
$136 to $2,150.  The  manufactured  plastic  rolls were shipped to the Company's plant in Blair,  Nebraska,  where  they were  folded  and  packed for sale using proprietary folding  techniques.  The proprietary bag folding techniques reduced bag folding  time and allowed the bags to uniformly  unfold while being  filled, thereby reducing  operational  delays. As a result of the Asset Sale, Miller now owns the bag folding equipment and sells the Tri-Dura(R) bags.

     AG-BAG(R)  INOCULANT.  Prior to the closing of the Asset Sale,  the Company marketed a liquid and dry powder inoculant under the trade name Ag-Bag Plus!(R).
The  inoculant  was added to the  forage or the  round or  square  bales  during bagging.  It  enhanced  the  fermentation  process  for  making  silage in bags, bunkers,  pits and silos by substantially  shortening the time necessary for the creation of the silage.  A liquid  inoculant  was  developed in 1989 by a former
Company  supplier and introduced  into the market in 1990. The dry inoculant was produced from a proprietary  formula owned by the Company and developed by Larry
R. Inman and former  executive  Walter L. Jay.  See  "Executive  Officers of the
Registrant."  The Company also marketed an inoculant  designed  specifically for composting.  As a result  of the Asset  Sale,  Miller  now  sells the  Ag-Bag(R)
inoculants and owns the proprietary formula.

MARKET SIZE
-----------

     Prior to the closing of the Asset Sale, the market for Ag-Bag(R)  machinery and Ag-Bag  Tri-Dura(R)  recyclable  storage bags was primarily in the dairy and beef  cattle  industries.  Silage was used most  often as dairy and beef  animal feed. It was also used by farmers to a lesser extent, to feed hogs and sheep. In
2002,  over 250 million tons of corn,  alfalfa,  sorghum,  silage,  and hay were harvested by United States farmers  according to the AG IQ Handbook XX published in 2003 by  Agricom,  Inc.  (the "AG  Handbook").  Based on 2000  United  States
Department of Agriculture  (USDA)  statistics,  the Company estimated that there were  approximately  105,000 dairies,  and 150,000 beef, hog, and sheep farms in the United States that were potential customers for Ag-Bag(R) farm equipment and
Tri-Dura(R)  storage bags; and that only about 8-12% of this group actually used storage bags made by the Company or its competitors. Prior to the closing of the
Asset Sale,  the Company  estimated  that about  45-50% of the bagging  industry customers  purchased  silage  storage bags from the Company.  In addition to the
U.S., the Company believed there was a large population of such farms in Canada,
Latin America,  Western and Central Europe,  Australia,  New Zealand,  and Asia,
where the Company sold and distributed its products,  and that there was a large potential market in other countries where the Company may have expanded.

     Prior to the closing of the Asset Sale,  the Company also marketed a system for  "in-vessel"  composting  which was designed to eliminate  odors and control leachate  inherent with composting.  Composting was an alternative for disposing of or  eliminating  the large number of organics from  landfills.  The Company's primary focus was directed towards municipalities,  private composters, military bases,  zoos and the  Company's  former  dairy and beef  customers.  The Company estimated  the size of the compost  market  within  North  America to be over $2 billion a year. Until further marketing efforts were made outside North America, the Company  could

not estimate with any certainty the foreign  market size.  However,  the Company believed that there was a large  potential  market in other countries into which it may  have  expanded.  No  assurance  could  be  given  that  the  "in-vessel"
composting   system  would  be  accepted  in  either  the  domestic  or  foreign marketplace.

MARKETING
---------

     Prior to the closing of the Asset Sale, the Company  marketed its Ag-Bag(R)
farm equipment,  Tri-Dura(R)  storage bags, Ag-Bag Plus!(R) and other inoculants primarily  through  a network  of United  States,  Canadian,  and  international dealers;  that  were  serviced  by  Company-employed  regional  and  territorial managers  and sales  support  coordinators.  With the closing of the Asset Sale, these  employee  positions  were  eliminated.  Most of the dealers  marketed the entire Ag-Bag(R) line of farm equipment and products; however, some dealers sold only the farm  equipment  and others  sold only the  Ag-Bag(R)  inoculants.  The
Company  also sold farm  equipment,  Tri-Dura(R)  storage  bags,  and  inoculant directly  to large  customers  in states  where  there were no nearby  Ag-Bag(R)
dealers.  Beginning in 2002,  the Company began  focusing its marketing  efforts more on dealer development and expanding its dealer network rather than focusing towards direct selling. In September 2002, the Company introduced its pre-season ordering  program for its products,  whereby the Company's  dealers placed their next year's annual product  requirements  order in advance.  As a result of this program's  success,  the Company  continued the pre-season order program for the
2003-04 season with minor modifications.  The Company's pre-season order program ceased with the closing of the Asset Sale.

     Prior to the closing of the Asset Sale, the Company  offered  customers the opportunity  to  finance  the  purchase  of  Ag-Bag(R)  farm  equipment  through unaffiliated third parties who offered  lease-purchase and wholesale  financing.
Additionally,  the Company rented used Ag-Bag(R)  bagging machines to farmers in various  areas of the United  States and charged a rental based on the number of bags purchased and filled with forage.

     Prior to December 31, 1997, the Company  offered a custom  bagging  service through its subsidiary Ag-Bag Europe PLC in the United Kingdom. The Company sold its subsidiary that had not been performing at a profitable level due to the BSE
(Mad Cow) problem within the British farming industry on December 31, 1997.

     In late 2003, BSE (Mad Cow) was discovered in the United States. Based upon the quick  response of the USDA and their findings at the time, the Company felt that BSE (Mad Cow) would have little  impact on its  operations  as its customer base was largely focused on dairy farming rather than the beef industry.

     Prior to the closing of the Asset Sale, the Company marketed its composting system  through a  sublicense  that  allowed  the end user to use the  Ag-Bag(R)
compost technology. The Company planned to establish a composting dealer network and develop a regional and territorial  sales force that would have expertise in composting in the future. As a result of the Asset Sale, Miller now owns all the rights to the compost technology.

     Prior to the closing of the Asset Sale,  the Company was not  dependent  on any single customer or a few customers.  The loss of any single customer did not have a material adverse effect on the Company's  financial  condition or results of operations.

WEBSITE
-------

AB Holding  Group Inc., no longer  maintains a website.  Prior to the closing of the Asset Sale,  the Company  maintained a website for use by its customers that contained information about the Company, its products, and educational materials regarding their use. The website address for Ag-Bag was http://www.ag-bag.com.

ASSEMBLY AND MANUFACTURING
--------------------------

     AG-BAG(R)  FARM  EQUIPMENT.  Prior to the  closing of the Asset  Sale,  the
Company  bought some of its  components  for its bagging  machines  from various manufacturers, manufactured the remaining components, and assembled the machines itself.  The medium and large  sized  machines,  composting  machines,  HYPAC(R)
(cable-less)  machines,  Square  Bale  Baggers,  and  Flex-a-Tubers(R)  were all assembled at the  Company's  headquarters  facility in  Warrenton,  Oregon.  The smaller machines were assembled at the Company's Blair, Nebraska plant. In 1999, the Company  licensed its former German dealer to manufacture  bagging  machines for distribution  within Europe.  This license was transferred to Miller as part of the Asset Sale.

     The Company  assembled  all of its machines in order to better  control the quality of the farm  equipment.  This method also permitted the Company to offer customized assembly for the end user of its equipment. The Company could acquire and install name brand manufactured components specified by the customer in lieu of those ordinarily installed by the Company.

     AG-BAG  TRI-DURA(R)  STORAGE BAGS.  Prior to the closing of the Asset Sale, all of the three-ply  Tri-Dura(R) storage bags were manufactured for the Company
by  a  single  manufacturer.   The  bags  were  manufactured  to  the  Company's
specifications  using a stabilizer  that  protected  the plastic  from  becoming brittle due to exposure to weather  and the sun's  ultraviolet  light rays.  The
Tri-Dura(R)  plastic  bags were made in  various  diameters  based on bag orders received by the  Company.  The bags were  shipped in roll form to the  Company's plant in Blair, Nebraska, where they were folded and packaged for shipment.

     AG-BAG(R)  INOCULANTS.  Prior to the closing of the Asset Sale, the Company purchased  on the open  market the liquid and  compost  inoculant.  The  Company believed that the liquid and compost inoculant would be reasonably available for purchase on the open market for the  foreseeable  future.  The dry inoculant was produced by the Company at the Blair, Nebraska,  plant pursuant to a proprietary formula  owned  by the  Company  and  developed  by Larry R.  Inman  and  former executive  Walter L. Jay. The proprietary  formula was sold as part of the Asset
Sale. See "Executive Officers of the Registrant."

PRINCIPAL SUPPLIERS AND MANUFACTURERS
-------------------------------------

     Prior  to  the  closing  of the  Asset  Sale,  the  Company  purchased  its
Tri-Dura(R)  rolls from a company (the "Supplier")  partially owned by Steven G.
Ross pursuant to a supply agreement (the "Supply Agreement").  Steven G. Ross is a 15.03%  stockholder  in the Company and President of a company which  competed with the Company's  Tri-Dura(R)  bags.  The Supply  Agreement  provided that the
Company  purchase  all of its  plastic  rolls,  with  certain  exceptions,  from
Supplier through at least December 31, 2007.  Thereafter,  either the Company or
Supplier  could  terminate  the Supply  Agreement  upon two years' prior written notice.  The Company could  purchase  plastic rolls from other  suppliers to the extent  Supplier was unable to supply plastic rolls under the Supply  Agreement.
Since the Company's Asset Sale, the Company no longer has any  requirements  for plastic  rolls under this Supply  Agreement.  On February 9, 2005, in settlement with  supplier,  the  Supply  Agreement  was  terminated.  (See "Item 3. - Legal
Proceedings")

     Prior to the closing of the Asset  Sale,  several  manufacturing  companies manufactured  the  structural  components of the Company's  farm and  composting equipment in Oregon,  Nebraska and Iowa. The Company  believed that  alternative sources of supply were readily available at competitive  prices in the event the
Company's sources of supply became unavailable.

     Prior to the closing of the Asset Sale, the Company mixed the dry inoculant at its Blair,  Nebraska  facility.  It  purchased  the  ingredients  for the dry inoculant  from a variety of  suppliers.  The Company  purchased  the liquid and compost  inoculant  from a supplier,  who mixed the  inoculants to the Company's specifications.  The

Company  believed  there  were  various  other  alternative  sources  of  supply available in the event that it became necessary to purchase inoculant from other suppliers.

COMPETITION
-----------

     Prior to the closing of the Asset Sale, as the Company's  former  corporate slogan, the "Complete 1(R)," indicated, the Company believed it was the industry leader in the manufacture and sale of complete sealed feed farm bagging systems.
Ag-Bag  International  Limited was the only company that  manufactured  the full line of equipment,  bags, and other accessories for sealed feed farm management.
There were three competitors within the United States that manufactured  similar
silage  bagging  machines.   There  were  also  a  number  of  competitors  that
manufactured  bale  wrapping   machines,   which  competed  with  the  Company's
Flex-a-Tuber(R). The Company distinguished itself in the market place from other manufacturers  by providing a top quality product,  better warranty  protection, and customer service.

     The bag market was highly  competitive.  The  Company  competed  in the bag market by  providing  what the  Company  believed  to be a superior  product and better  warranty  protection at a competitive  price.  The Company also offered, through central pickup and fixed locations in selected  geographic  areas of the
U.S., a recycling service for used Ag-Bag Tri-Dura(R) bags.

     The Company also competed with companies constructing bunkers and pits and, to a lesser extent,  silos. These competitors were mostly smaller companies that built the bunkers and pits for the farmer,  which the farmer  filled with forage using  available  or  rented  farm  equipment  otherwise  used  in  the  farming operation. While these methods did not require bags or special equipment to fill the  bags,  the  use of  these  alternatives  involved  a  significant  loss  of flexibility  in storing  and  harvesting  the feed and an  overall  loss of feed quality.  Flexibility was lost since structures had to be permanently placed and significant capital requirements were necessary to expand them. The feed quality was  inferior  because  of the amount of oxygen  remaining  after the forage was placed in the pits or bunkers.

     The  Company  competed  primarily  with  windrow  turner  manufacturers  in composting.  Windrow  turners  composted  by turning and  watering  static piles weekly  and  required  containment  of odor and  leachate.  These  turners  were comparable in price to the Company's  compost machines.  However,  the Company's composting systems offered the advantage of being self-contained,  thus reducing odor  and  requiring  no  turning  or  watering.  There  were  approximately  50 manufacturers of turners. In addition to the windrow turner  manufacturers,  the
Company competed with several companies that manufactured  "in-vessel"  systems, such as burners and incinerators  for large projects,  which generally cost from
$1.5 to $15 million.

     The  Company  competed  in its product  markets  primarily  on the basis of product  quality,  warranty  protection,  and  customer  service.  Some  of  its competitors were larger and had greater  financial,  marketing,  technical,  and other resources than the Company.

BACKLOG
-------

     As a result of the closing of the Asset Sale, the Company no longer has any operations, and therefore no longer has any backlog of orders.

RESEARCH AND DEVELOPMENT
------------------------

     Prior to the closing of the Asset Sale,  during 2004,  the Company  focused research and  development  expenditures  on ongoing testing newer designs of its larger-sized  silage-bagging  machine,  in addition to further  compost  machine modification and recycling  development.  The Company also completed research on various  projects  undertaken  regarding new silage and  nutritional  studies of bagged feed and their effects on animal  production during the year. The Company also continued with ongoing research and testing in this area as well.

ENVIRONMENTAL MATTERS
---------------------

     Compliance with federal,  state and local laws and  regulations  regulating the discharge of materials into the  environment,  or otherwise  relating to the protection of the environment, had no material effect upon capital expenditures, earnings, or competitive positions of the Company during the year ended December
31, 2004.

PATENTS AND TRADEMARKS
----------------------

     Prior  to the  closing  of the  Asset  Sale,  the  Company  had  basic  and improvement  patents in the U.S., as well as a number of patents  pending,  that encompassed  machines,  bags and systems for silage bagging,  grain bagging, and hay/straw  bale  bagging.  Corresponding  applications  were  filed in  selected foreign countries. In addition, proprietary rights in the bagging of compost had been and were being  developed  in the U.S and in  selected  foreign  countries.
Miller  acquired  the rights and  ownership  of all our patents and  trademarks, including those in process, in the Asset Sale.

     The Company's  patents on its basic bagging  machine were found to be valid and were successfully defended in prior litigation. The Company believed that it developed  its  position in the  industry  partially  as a result of  protection provided by these patents.  The Company also owned the  proprietary  formula for making the dry inoculant  marketed under the trade name Ag-Bag  Plus!(R),  which was  developed  by Larry R.  Inman and  former  executive  Walter  L.  Jay.  The proprietary formula was sold as part of the Asset Sale. (See "Executive Officers of the Registrant")

     The  names  Ag-Bag(R),  Ag-Bag  Plus!(R),   Bale-Bag(R),   Flex-a-Tuber(R),
Flex-a-Tube(R),  ABCTI System(R),  Mighty Bite(R),  Tri-Dura(R),  and the symbol
"AB"(R) are all  registered  as  trademarks  with the United  States  Patent and
Trademark Office, and were sold as part of the Asset Sale.

     The Company  believed that its color scheme and trademarks  were well known in the industry,  were an important part of its business, and gave the Company a competitive advantage.

EMPLOYEES
---------

     On December 31, 2004,  the Company had 5 full-time  employees.  The Company employed  approximately 84 people during its busy season in fiscal 2004 prior to the Asset Sale. None of the Company's  employees are represented by a union, and the Company believes that its employee relations are good.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------------

                                                                             (In thousands)
                                                                         Year Ended December 31

                                                                2002              2003              2004
                                                                ----              ----              ----

Sales to unaffiliated customers:
         United States                                           $25,445          $20,165           $18,573
         Canada                                                    1,148              861               874
         Germany                                                     275              273               395
         Latin America/Mexico                                        113               31                41
         Russia                                                        -                -               741
         Other foreign countries                                     202              168               202
                                                               ----------       ----------       -----------
                                                                 $27,183          $21,498           $20,826

Sales to affiliated customers:
         Officers and Directors                                        6                5                14
                                                               ----------       ----------       -----------
Total                                                            $27,189          $21,503           $20,840
                                                               ==========       ==========       ===========

All the Company's  remaining assets are located in the United States.  Reference is also made to the Selected Financial Data at Item 6.

ITEM 2.  PROPERTIES
-------------------

     In early 1990, the Company began  occupying its 30,000 square foot facility
located  in   Warrenton,   Oregon  (the  "Oregon   Facility").   The   Company's
administrative offices are located there. The Company occupies the land pursuant to a lease that expires in 2014.  The Company still owns the  Warrenton,  Oregon real estate, as this was not sold as part of the Asset Sale. The Oregon Facility is  currently  held  for  sale and the  Company  hopes to find a buyer  for this facility in the near term.  Prior to the closing of the Asset Sale,  this Oregon
Facility  served as a  warehouse  and housed a major  portion  of the  Company's silage bagging equipment manufacturing.

     The Company owns a facility in Blair,  Nebraska (the "Nebraska  Facility").
The  Nebraska  Facility  consists of three  buildings  comprising  approximately
70,000 square feet. The Company still owns the Blair,  Nebraska real estate,  as this was an excluded  asset not sold as part of the Asset Sale.  The facility is currently  held for sale and the Company hopes to find a buyer for this facility in the near term Prior to the closing of the Asset Sale,  the Company folded and packaged  their  Tri-Dura(R)  feed storage  bags;  prepared  and packaged  their proprietary  inoculant;  and,  assembled  their  smaller  bagging  machines  and warehoused product at the Nebraska Facility.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company was a defendant in alleged patent infringement lawsuits,  Versa
Corporation v. Ag-Bag  International  Ltd., filed October 30, 2000 and March 19,
2003 in the United States  District Court for the District of Oregon.  The claim alleged patent infringement upon Versa's U.S. Patent Nos. 5,799,472;  5,894,713;
5,345,744;  5,426,910;  RE38020 and  5,452,562  relating  to a bag pan,  density control  and  adjustable  anchor wing patent for an  agricultural  feed  bagging machine and composting  method patents.  Plaintiff sought monetary  damages.  On
February 6, 2004,  the bag pan,  density  control and  composting  method patent claims were settled and dismissed in their  entirety.  On January 28, 2004,  the court ruled,  in the remaining  adjustable  anchor wing patent  claim,  that the
Company did not infringe upon Versa's  RE38020  patent.  The Company  previously filed for summary  judgment for  non-infringement  of Versa's patent and filed a motion for summary judgment for Versa's patent invalidity of the RE38020 patent.
On December  15,  2004,  the anchor wing patent  matter was settled and the case dismissed in its entirety, thereby concluding the final Versa litigation matter.
On December 14, 2004, the United States Court of Appeals for the Federal Circuit
ruled on Versa's appeal (collectively called the "544 Litigation"), and reversed the District Courts decision that Ag-Bag did not infringe

relative to the use of flutes in the `910 composting method patent.  Pursuant to the settlement reached February 6, 2004 between the parties, as a result of this reversal, the Company is required to pay a royalty on compost bags sold from the date of the appeal  decision  forward,  over the life of the `744  patent.  As a result of the Asset Sale, since Miller is the owner of all of the Ag-Bag patents and trademarks, these future royalty payments will be borne by Miller. All Versa litigation is now dismissed and concluded.

     The  Company  was a defendant  in an alleged  breach of  contract  lawsuit,
UpNorth  Plastics,   Inc.,  v.  Ag-Bag  International  Ltd.,  Civil  Action  No.
3:04-CV-1946-L  filed  September 8, 2004 in the United  States  District  Court,
Northern  District of Texas,  Dallas  Division.  The claim alleged breach of the
"no-shop"  provision of the letter of intent dated February 27, 2004 between the parties.  The Company  denied the  allegations  and vigorously  defended  itself against the lawsuit.  On October 12, 2004, the Company filed a motion to dismiss the  complaint  for failure to state a claim upon which relief could be granted, and on November 22, 2004 filed an additional  motion to stay discovery pending a ruling on the motion to dismiss.  Additionally, on December 9, 2004, the Company filed a motion for  protective  order  pending  rulings  on the  motions to stay discovery  and  dismiss.  Prior  to the  court's  ruling  on any of the  pending motions,  the parties  reached a settlement  agreement  dated  February 9, 2005.
Pursuant to the parties'  settlement,  the court entered an order dismissing the case with prejudice on February 17, 2005.  UpNorth  Plastics  Inc.'s  President,
Steven G. Ross, is a 15.03% shareholder of the Company.

     The Company  was a defendant  in an  arbitration  proceeding  in an alleged breach of contract proceeding,  UpNorth Plastics,  Inc., v. Ag-Bag International
Limited,  American Arbitration  Association,  Case No.  65-181-Y-00441-04  filed
November 29, 2004 before the American Arbitration  Association,  in the State of
Minnesota. The claim alleged breach of the supply agreement between the parties.
The Company denied the allegations  and vigorously  defended itself against this arbitration  proceeding.  Prior  to  the  arbitration,  the  parties  reached  a settlement agreement dated February 9, 2005, thereby dismissing this arbitration proceeding in its entirety. UpNorth Plastics Inc.'s, President,  Steven G. Ross,
is a 15.03% shareholder of the Company.

     Additionally,  on November  29,  2004,  UpNorth  Plastics,  Inc.,  filed an application  for a  Temporary  Restraining  Order and  Temporary  and  Permanent
Injunctions,  UpNorth Plastics,  Inc., v. Ag-Bag  International  Limited, in the
Washington County District Court, 10th District, State of Minnesota,  seeking to block the Asset Sale to Miller,  preventing  the  Company  from  distributing  a portion of the sales  proceeds from the then pending Asset Sale,  and compelling the Company to continue to perform its  obligations  under the supply  agreement with UpNorth.  On November 29, 2004,  the court ruled upon and denied  UpNorth's motion for a Temporary Restraining Order and Temporary and Permanent Injunctions
against the Company  which  concluded  this  matter.  UpNorth  Plastics  Inc.'s,
President, Steven G. Ross, is a 15.03% shareholder of the Company.

     The  Company is a  defendant  in an alleged  lawsuit,  Case  Credit Ltd, v.
Artomda  Farms Ltd,  Tom's  Custom  Services  Ltd.;  Thomas  Stoker,  and Ag-Bag
International  Ltd,  filed  September  24, 2003 in the Court of Queen's Bench of
Alberta Judicial District of Calgary. The claim alleges improper assignment of a third party financing Company retail installment  contract for a bagging machine sold by the Company to Thomas Stoker. Mr. Stoker subsequently defaulted with the
third  party  finance   Company,   and  the  bagging  machine  was  subsequently
repossessed by Case Credit Ltd., and, sold for a greatly reduced value,  without first  allowing the Company to  repurchase  said bagging  machine per its Dealer agreement  with the  third  party  finance  Company.  Plaintiff  seeks  monetary damages.  The Company  denies all  allegations  of this claim and is  vigorously defending  itself  against this claim.  Depositions  continue  and  discovery is ongoing in this matter.  The  Company's  defense  costs in this matter are being handled through its insurer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company held its annual meeting of  shareholders  on November 30, 2004, at which the  shareholders  voted in favor of three matters:  (1) the Asset Sale proposal pursuant to which Ag-Bag  International  Limited sold substantially all of its operating assets to Miller; (2) a name change proposal under which Ag-Bag
International  Limited  changed its name to AB Holding  Group Inc.,  and (3) the election of two Class III  Directors.  Upon motion duly made and seconded at the meeting,  Roy F.  Cunningham  was  appointed  to stand for  election in place of
Lemuel E. Cunningham,  who is deceased,  and the proxies cast votes accordingly.
The Class III Directors  joined the Class I Directors  Michael W. Foster and Udo
Weber, and the Class II Directors Arthur P. Schuette and James C. DeMatteo,  who
remain on the Board of Directors. There were 8,243,631 shares of Ag-Bag's common stock  represented  at the  annual  meeting  in  person  or by  proxy,  which is approximately 68% of the shares of common stock outstanding and entitled to vote based on the October 28, 2004 record date for the annual meeting. The results of the votes, as certified by the inspector of elections, were as follows:

PROPOSAL 1- ASSET SALE PROPOSAL:

------------------------------- ---------------------------- ----------------------------
   NO. OF SHARES VOTING FOR        NO. OF SHARES VOTING       NO. OF SHARES ABSTAINING
                                          AGAINST
------------------------------- ---------------------------- ----------------------------
            Common                        Common                       Common
------------------------------- ---------------------------- ----------------------------
          6,112,281                      2,032,700                     98,650
------------------------------- ---------------------------- ----------------------------

PROPOSAL 2 - NAME CHANGE PROPOSAL:

------------------------------- ---------------------------- ----------------------------
   NO. OF SHARES VOTING FOR        NO. OF SHARES VOTING       NO. OF SHARES ABSTAINING
                                          AGAINST
------------------------------- ---------------------------- ----------------------------
            Common                        Common                       Common
------------------------------- ---------------------------- ----------------------------
          6,113,881                      2,032,100                     97,650
------------------------------- ---------------------------- ----------------------------

PROPOSAL 3 - ELECTION OF DIRECTORS:

LARRY R. INMAN

------------------------------- ---------------------------- ----------------------------
   NO. OF SHARES VOTING FOR        NO. OF SHARES VOTING       NO. OF SHARES ABSTAINING
                                          AGAINST
------------------------------- ---------------------------- ----------------------------
            Common                        Common                       Common
------------------------------- ---------------------------- ----------------------------
          6,100,106                      2,138,450                      5,075
------------------------------- ---------------------------- ----------------------------

ROY F. CUNNINGHAM

------------------------------- ---------------------------- ----------------------------
   NO. OF SHARES VOTING FOR        NO. OF SHARES VOTING       NO. OF SHARES ABSTAINING
                                          AGAINST
------------------------------- ---------------------------- ----------------------------
            Common                        Common                       Common
------------------------------- ---------------------------- ----------------------------
          6,097,410                      2,141,146                      5,075
------------------------------- ---------------------------- ----------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, their respective ages as of March 1,
2005,  business  experience,  and the period for which they have  served are set forth below. The Board of Directors at the first meeting  following the start of the new calendar year elects the executive officers annually.  Officers serve at the  discretion of the Board of Directors.  After the closing of the Asset Sale, several of the Company's officers were terminated.  The officers terminated were
Messrs.  Walter L. Jay, Vice President of Manufacturing  and Arthur P. Schuette,
Vice   President  of  Sales  and  Mrs.  Lou  Ann  Tucker,   Vice   President  of
Administration.  Mrs. Tucker currently serves as Secretary on an  un-compensated basis.  Upon the resignation of Michael J. Schoville as Chief Executive  Officer
effective  December  1,  2004,  Larry R. Inman  became  acting  Chief  Executive
Officer,  and was  officially  appointed  Chief  Executive  Officer which became official at the Board of Directors first meeting in January 2005.

      NAME                     AGE                                POSITION
      ----                     ---                                --------

Larry R. Inman                 54          Chairman of the Board (1990-2000;  since 2002); President
                                           of the Company  (since  1993);  Chief  Executive  Officer
                                           (1990-2002;   since  12/01/2004);   President  of  Ag-Bag
                                           Corporation   (1984-1989)  and  Chairman  (1989-1994)  of
                                           Ag-Bag Corporation (former subsidiary).

Michael R. Wallis              40          Chief  Financial  Officer (since 1993) and Vice President
                                           of Finance (since 1992), Treasurer (since 1996); Manager,
                                           Yergen and Meyer (regional accounting firm, 1986-1992).

Lou Ann Tucker                 51          Secretary  (since 1996),  Vice President,  Administration
                                           (1989-  2004),  and  Treasurer   (1991-1996);   Executive
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
In 1997,  the Nasdaq  listing  requirements  were  substantially  expanded.  The
Company does not currently qualify under the more stringent requirements because the  price at which  its  Common  Stock is  trading  is below  the $1 per  share minimum.  The Company was formally  notified on January 13, 1999 that its Common
Stock was delisted from quotation on The Nasdaq  SmallCap  Market for failure to meet the new listing  requirements.  The Company's Common Stock is now quoted on the OTC Bulletin Board. Effective January 24, 2005, as a result of the Company's name change back to AB Holding  Group Inc.,  which was approved by the Company's shareholders, the Company's new trading symbol became "ABHG."

     As of March 1, 2005, there were  approximately 305 holders of record of the
Company's  Common Stock.  The Company  estimates there are  approximately  1,100 beneficial holders of the Company's Common Stock. The following table sets forth the  range of high and low bid  prices  of the  Company's  Common  Stock for the quarters  indicated  through  the fourth  quarter of 2004 as reported on the OTC
Bulletin Board:

Calendar Year                              High Bid           Low Bid
-------------                              --------           -------
2003:
-----

First quarter                                  $.29              $.20
Second quarter                                 $.35              $.20
Third quarter                                  $.42              $.26
Fourth quarter                                 $.50              $.30

2004:
-----

First quarter                                  $.51              $.37
Second quarter                                 $.56              $.29
Third quarter                                  $.53              $.41
Fourth quarter                                 $.50              $.34

------------------------

The quotations reflect inter-dealer prices,  without retail markups,  markdowns, or commissions and do not necessarily represent actual transactions.

DIVIDENDS
---------

     The  Company  has not paid any  dividends  on its  Common  Stock  since its inception.  The Board of  Directors  is  considering  whether  to declare a cash dividend on its Common Stock during 2005.  The Company has not  previously  paid any dividends on its Common Stock  pursuant to certain  former loan  agreements.
The Company no longer has any loan agreement restrictions on paying dividends on its Common Stock.

UNREGISTERED SECURITIES
-----------------------

     The  Company  issued  no  unregistered  securities  during  the year  ended
December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The  following  table sets forth  financial  data  derived from the audited financial statements of the Company for the years ended December 31, 2000, 2001,
2002, 2003 and 2004. Due to the sale of  substantially  all of the assets of the
Company in 2004, the Company has reported all operations during fiscal year 2004 as discontinued  operations.  In addition,  the financial statements included in this Form 10-K for fiscal  year 2003 and 2002 have been  restated to reflect all operations  as  discontinued.  This  selected  financial  data should be read in conjunction with the audited financial statements of the Company and the related notes  thereto and with  "Management's  Discussion  and  Analysis  of  Financial
Condition  and Results of Operation"  included  elsewhere in this report on Form
10-K.

                                                                  (In thousands, except per share data)
                                                                       Year Ended December 31,

                                                2000            2001            2002         2003          2004
                                                ----            ----            ----         ----          ----
Statement of Discontinued Operations Data:

Net Sales                                    $   31,451     $   28,708     $   27,189      $   21,503     $   20,840
Cost of Sales                                    24,800         22,947         22,121          18,357         19,665
                                             -----------    -----------    -----------     -----------    -----------

Gross Profit from Discontinued Operations         6,651          5,761          5,068           3,146          1,175

Selling and Administrative Expenses               5,878          6,067          6,237           5,440          6,827
(Gain)/Loss on sale of assets                         -              9             (1)           (185)         (1380)
Research and Development Expenses                   136            214            220             139            143
                                             -----------    -----------    -----------     -----------    -----------

Income (Loss) from Discontinued Operations          637           (529)        (1,388)         (2,248)        (4,415)
Other Income (Expense)                             (123)           132            188             300             65
                                             -----------    -----------    -----------     -----------    -----------

Income (Loss) from Discontinued Operations
  before Provision for Income taxes                 514           (397)        (1,200)         (1,948)        (4,350)
Provision (Benefit) for Income Taxes                 (8)          (233)          (536)            806              -
                                             -----------    -----------    -----------     -----------    -----------

Income (Loss) from Discontinued Operations
  before Extraordinary Item                         522           (164)          (664)         (2,754)        (4,350)
Extraordinary Item                                    -              -              -               -             37
                                             -----------    -----------    -----------     -----------    -----------

Net Income (Loss) from
  Discontinued Operations                    $      522     $     (164)    $     (664)     $   (2,754)    $   (4,313)
                                             ===========    ===========    ===========     ===========    ===========

                                                               (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------

                                                2000            2001            2002         2003          2004
                                                ----            ----            ----         ----          ----

Basic and Diluted Earnings (Loss) per Share:
  From Discontinued Operations               $      .04     $     (.02)    $     (.06)     $     (.24)    $     (.36)
  From Extraordinary Item                             -              -              -               -              -
                                             -----------    -----------    -----------     -----------    -----------

                                             $      .04     $     (.02)    $     (.06)     $     (.24)    $     (.36)
                                             ===========    ===========    ===========     ===========    ===========

Weighted Average Shares:
  Basic & Diluted                                12,062         12,002         11,957          11,957       11,977
                                             ===========    ===========    ===========     ===========    ===========

                                                               (In thousands, except per share data)
                                                                       Year Ended December 31,
                                                                       -----------------------
Balance Sheet Data:
                                                                            December 31,
                                                                            ------------
                                              2000           2001            2002           2003               2004
                                              ----           ----            ----           ----               ----

Working Capital                            $    7,387     $    6,456      $    5,087      $   3,253           $  1,627

Current Assets(1)                              10,758          9,975           7,865          7,427              5,438

Total Assets(1)                                15,727         14,996          13,349         11,544              5,438

Current Liabilities(2)                          3,371          3,339           2,778          4,174              3,811

Long-term Debt(2)                               2,266          1,822           1,459          1,071                  -

Total Stockholders' Equity(3)                  10,090          9,838           9,112          6,299              1,627

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

CRITICAL ACCOUNTING POLICIES
----------------------------

     The Company's  significant  accounting  policies are described in Note 1 to the  financial  statements  included  in Item 15 of this Form 10-K.  The Company believes its most critical  accounting  policies include inventory  obsolescence reserves,  held for sale  assets  valuation  reserves,  allowance  for  doubtful accounts,  accounting  for  warranty  reserves,  accounting  for  income  taxes, recourse  obligation  reserves and previously  accounting  for pre-season  order flooring  interest.  Most of these policies related to the Company's  historical silage bagging operations and certain of the policies, may not necessarily apply to, or have the same impact on, the Company's current or future operations.

     The $87,560  estimate for  inventory  obsolescence  reserves was  developed using  inventory-aging  reports for finished  goods,  combined  with  historical usage, and forecasted usage and inventory shelf life. The Company's estimates of market value  incorporate  projections  of future sales volume by product class.
Prior to the closing of the Asset Sale, in estimating  the market value of parts inventory items,  the Company  reviewed current  inventory levels in relation to sales  forecasts  and  adjusted  the  valuation  reserve  accordingly.  For  the remaining  categories of inventory,  the Company  established a reserve  balance based on the aging of the specific inventory items. As trends in those variables changed, the percentages applied to the inventory aging categories were updated.

     The  $174,326  estimate  for assets held for sale  valuation  reserves  was developed  using the Company's  fixed asset report,  combined with  estimates of fair market  value,  marketability,  usability/specialization  of the asset by a potential purchaser,  and asset life of those remaining assets held for sale. As trends in these variables change,  the assets held for sale valuation reserve is updated.

----------------------------------
1 Includes deferred taxes.
2 Includes loans from shareholders and deferred taxes.
3 Includes $696 of preferred stock (2000-2003)

     The $163,468  estimate of allowance for doubtful accounts is comprised of a specific account  analysis which addresses  accounts over 90 days past due and a general  reserve  of  $10,000,  which is  deemed  appropriate  for the  level of remaining  receivables carried by the Company from its former operations.  Prior to the closing of the Asset Sale, accounts where specific information  indicated
a potential loss may exist were reviewed and a specific  reserve against amounts due was recorded.  As additional  information  became  available,  such specific account reserves were updated. Additionally, a general reserve was applied based upon  historical  collection and write-off  experience.  As trends in historical collection and write-offs changed, the general reserve was updated.

     The $13,430  estimate for  warranty  reserve was  developed  based upon the estimated  future costs to be incurred  under the  provisions  of the  Company's warranty  agreements  on its bags and  machines.  As a result of the Asset Sale,
Miller has assumed all warranty  obligations  for items sold after  November 30,
2004,  the date of closing.  Prior to the closing of the Asset Sale, the Company reviewed its  historical  warranty  expense and current sales trends in specific products  covered  under  warranty and reserves  were updated as trends in those variables changed.

     The Company accounts for income taxes under the asset and liability method.
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be recovered or settled.  Valuation  allowances are established to reduce potential  deferred tax assets when it is more likely than not that all or some  portion  of  potential  deferred  tax  assets  will not be realized.  The Company has established a $3,045,000  valuation allowance against its tax assets as of December 31, 2004

     Prior to the closing of the Asset Sale,  the Company  estimated  its future interest that would be incurred by the Company  associated  with sales under its dealer pre-season order program.  At the time of sale, the Company reduced sales revenue and accrued a liability for the estimated  future  interest  obligation.
The Company  estimated its future interest  obligation  pursuant to the terms of its  pre-season  order program and the shipping  periods  defined  therein.  The
Company  estimated that machinery  shipped between October and May of each year, would be sold at the dealer  level by the end of May and  accrued  an  estimated future  interest  liability  accordingly  (ranging  from  30 to 210  days).  For machinery  shipped after May, the Company estimated (since bagging season was in full swing) that it would incur interest for  approximately 30 days, and accrued an estimated liability accordingly.  For all other products, the Company accrued an estimated future interest  liability  (ranging from 30 to 180 days) under the assumptions that the product would be sold at the dealer level by the end of the respective  shipping  periods as defined in the pre-season  order  program.  For additional  products ordered and shipped outside the defined  shipping  periods, the Company accrued an estimated  future interest  liability of approximately 30 days, which according to the pre-season order program, the Company paid interest through  the end of the  month  of  shipment.  This  program  and the  Company's obligation for interest ceased with the Asset Sale on November 30, 2004.

     Prior to the closing of the Asset Sale, the Company  periodically  assigned some of its trade accounts receivable to various third-party  financing sources.
These accounts were assigned with or without recourse  depending on the specific accounts  assigned.  The Company  reviewed on a monthly  basis,  those  accounts assigned with recourse to determine  their payment  history with the third-party financing source and estimated if any accrual was necessary for potential future recourse  obligations.  At December 31, 2004,  the balance of assigned  accounts with recourse was $377,465. The Company determined that at December 31, 2004, no accrual  was  necessary  for  potential  future  recourse  obligations  with its third-party financing sources.

RESULTS OF OPERATIONS
---------------------

     The  following  table sets forth for the periods  indicated  certain  items reflected  in  the  Company's  financial  statements  and  notes  thereto  as  a percentage of revenue. Due to the Asset Sale in fiscal year 2004, all operations are considered discontinued.

                                                                   Percentage of Total Revenue
                                                                     Year Ended December 31,

                                                2000            2001            2002         2003          2004
                                                ----            ----            ----         ----          ----

Net Sales                                        100%           100%            100%          100%          100%

Costs and Expenses:
  Cost of Sales                                   79%            80%             81%           85%           94%
  Selling and Administration                      19%            21%             23%           25%           33%
  (Gain) Loss on Sale of Assets                    -              -               -            (1%)          (7%)
  Research and Development                         -              -               1%            1%            1%
                                              -------         -------         -------       -------       -------

Income (Loss) From Discontinued Operations         2%            (1)%            (5)%         (10%)         (21%)
                                              =======         =======         =======       =======       =======

OVERVIEW
--------

     As discussed in the Recent Developments  section,  substantially all of the operating  assets of the Company,  which  accounted for all of the operations of the Company, were sold to Miller on November 30, 2004. Following the Asset Sale,
the  Company  had no  ongoing  rights to any  benefits  derived  from its former operations.  The Company's  operations and the gain on the sale recorded  during the year ended December 31, 2004, are not indicative of the Company's  operating results going forward.

     Prior to the  closing of the Asset Sale,  the core  business of the Company was  historically  seasonal  due to the  harvest  seasons in North  America  and
Europe.  The Company's  machinery  tended to be purchased in anticipation of the next harvest  season,  so most of the sales of machinery  occurred in the spring and summer.  This required the Company to carry significant amounts of inventory to meet rapid delivery  requirements of customers.  Bag sales tended to occur as the harvest  season  approached in the summer,  and during the harvest season in the fall. In September 2002, the Company took steps to counteract seasonality by
developing  and  introducing  its  pre-season  ordering  program,   whereby  the
Company's dealers placed their next year's annual product  requirements order in advance and utilized one of the Company's  third party  financing  sources.  The pre-season  program  allowed the Company to know in advance its  production  mix which in turn provided the Company with the ability to level its  production and flexibility  in customer  shipments.  During  2003,  the Company  expanded  this program by allowing  dealers to finance  through  their local bank,  rather than requiring them to utilize one of the Company's  third-party  financing programs.
This however,  brought  seasonality back into play for the Company, as shipments under the dealer bank program  were at the timing of the dealer  rather than the
Company.  The Company's trade-off with shipment  flexibility  however, was lower overall financing costs under the dealer bank program.  Approximately 50% of the
Company's  dealers  used the local dealer bank  financing  program  option.  The pre-season order program was a program under which the Company paid the flooring interest for its dealers and paid a volume  discount to its dealers based upon a sliding scale for the volume of orders placed by and shipped to the dealer under the program.

     The following  chart outlined the historical  yearly average milk prices as published by the USDA.

            Source: USDA basic Formula Price (BFP) annualized average

     Prior to the closing of the Asset Sale,  the outlook for the  remainder  of the year and into 2005  indicated that milk prices would remain above the record low levels seen during  early 2003 of $9.11,  and were  forecast to settle above
$12.  The  following  chart  outlines  the  historical  monthly milk prices from
January  2003 through  November  2004 as  published  by the U.S.  Department  of
Agriculture (USDA).

                 Source: USDA basic Formula Price (BFP) monthly

     Dairy  farmers  began seeing  increases in their monthly milk checks during the first quarter of 2004, but continued to remain cautious during 2004, despite continued low interest rates, on increasing their capital expenditures,  as milk prices fell off the highs seen earlier  during 2004 and began settling back down to a forecasted  level of between  $12-$13 into 2005.  Management  believed that once  sustained,  prolonged  upward  movement in U.S.  milk prices and breakeven yearly  milk price  averages  of above $12 were seen,  farmers  would be able to repay their existing,  older obligations which had mounted from the persistently low  milk  prices  over the last  several  years,  and  purchase  the  Company's products.  However, during the second quarter of 2004, milk prices began falling off their highs of May 2004,  and end users  seemed to believe  that milk prices would  settle  back to  below  breakeven  levels  for  them,  despite  forecasts indicating milk prices averaging over $12 into 2005. As a result, farmers became over cautious  again on their capital  expenditures  and were  conserving  their operating cash.

YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------

     Net  sales  for the  year  ended  December  31,  2004  decreased  3.08%  to
$20,839,980  compared to  $21,502,654  for the year ended December 31, 2003. Net sales  were  down for the year as a  result  of the  Asset  Sale,  coupled  with continued,  guarded  customer  buying  attitudes  resulting  from the prolonged, depressed U.S. milk price situation in the dairy industry.  Further contributing to the decline in sales for the year was the fact that dealers'  were  uncertain about  Ag-Bag's  future and the then pending Asset Sale, as dealers were waiting to see the transition plans of Miller,  relative to their dealer  operations and programs  for  sales  of  the  Company's  products  before  ordering  additional products.  Additionally,  the Company's  dealers were  conservative when placing orders under the pre-season  order program for 2003-04  resulting from carryover of  inventory  at the dealer  level from the prior year.  Some of the  Company's dealers had to re-order  machinery  during the year,  outside of the  pre-season order  program,  which helped to partially  offset some of the sales decline for the year.

     Also  contributing  to the  decline  in sales  for the  year was  increased incentive programs offered by the Company,  prior to its Asset Sale, to increase market  share  during  the  second  and third  quarters  of 2004,  coupled  with continued strong competition in the silage bag market, as farmers looked for the most economically priced bag, with lesser consideration for quality and customer service.

     Net machine sale revenue for the year decreased  8.70% and bag sale revenue declined  10.09%  compared to the same period of 2003.  Net machine and bag sale revenue  declined  for the year as a result of  dealers  being  cautious  on new capital  expenditures  with the milk prices  beginning to fall during the second quarter,  coupled  with  dealer  uncertainty  about  Ag-Bag's  future  with  the announcement of the pending Asset Sale on August 16, 2004.  Dealers  appeared to wait to see the transition plans of Miller,  relative to their dealer operations and  programs  for sales of the  Company's  products.  This decline was slightly offset by dealers ordering  additional  machines outside of the pre-season order program  from  their  conservative  orders  placed a year ago under the  2003-04 pre-season order program,  and by the fact the Company had a large international machine sale that occurred during the second quarter of 2004. As a percentage of total  revenue for the year 2004,  machine  revenue  declined 6% and bag revenue declined 9%. (See "Item 1. Business - General.") The following table  identifies the number of machines sold by size by the Company in 2004, prior to the closing of the Asset Sale, compared to 2003:

                                     Units Sold        Units Sold
             Machine Size               2004              2003
             ------------               ----              ----
                Small                    103               134
                Medium                    7                 5
                Large                     6                25
                                   ---------------- ------------------
                Total                    116               164
                                   ================ ==================

     Machine  sales were directly  tied to farmers'  income and therefore  their ability to purchase new  equipment.  The total number of bagging  machines  that were in the marketplace drove the Company's bag and parts sales. However,  there was not a perfect correlation between the Company's bag sales and machine sales, as the  Company's  and  competitors'  bags were  interchangeable  on all bagging machinery in the industry. The Company could not estimate with any certainty the total number of machines or bags used in the industry.

     For the year ended  December  31, 2004,  the Company  sold five  composting systems in addition to compost bag sales,  generating  approximately $820,000 in revenue,  compared to two systems  sold and compost bag sales for the year ended
December 31, 2003, generating  approximately $524,000 in revenue.  Compost sales were up for the year as a result  of system  sales  expanding  to the  Company's silage dealers for dual purpose use in their dairy operations,  and for use by a
Canadian dealer in a Canadian Government

funded  composting  project,  coupled  with  increased  compost  bag usage  from previous systems sold into the marketplace.

     Although the Company sold its products primarily through a worldwide dealer network,  certain  sales were made  directly to large  volume  customers  when a dealer was not present in the customer's geographic market. For each of the last three years,  the Company  estimated that direct sales made up between 10-15% of total  sales.  The gross  margin  realized on the  Company's  direct  sales were typically  within 1-3% of those sales  realized  through  the  Company's  dealer network.  However, various economic, volume and market factors in the geographic area  impacted the ultimate  margin.  Beginning in late 2002,  the Company began focusing its  marketing  efforts more on dealer  development  and  expanding its dealer network rather than a focus towards direct  selling.  As a result of this shift,  the  Company's  sales mix began to favor more dealer  sales prior to the
Asset Sale.

     International  sales for the Company in 2004 were up in  comparison to 2003 as a result of a large sale to a customer  in Russia,  despite  drought  weather conditions in international dairy areas where the Company had a large portion of its international  customer base,  coupled with continued  economic  uncertainty affecting the international  farm economy,  resulting largely from BSE (mad cow)
concerns.  International  sales to  Germany  were up for the year as a result of strong machine demand from customers of the Company's  former German dealer.  In
1999, the Company's former German dealer began  manufacturing  mid-sized bagging machines in Germany under a license from the Company.  As a result,  the Company no longer sold mid-sized machines directly to its former German dealer. Instead, the Company received a royalty fee for each mid-sized machine sold by its former
German dealer, which was recorded as other income. In 1997, the Company formed a
German  joint  venture in which the Company  owned a 50% interest and its former
German dealer owned the remaining 50%. The joint venture distributed bags to the
Company's German and European  dealers.  On April 27, 2004, the Company sold its investment  in its German joint  venture to its former  German dealer to provide the  Company  with  working  capital.  The  Company  recognized  $36,562  as  an extraordinary gain from this sale.  Previously,  the Company's earnings from the joint  venture were  reported as other income and were  accounted  for using the equity method.

     Gross profit as a percentage of sales  decreased  61.45% for the year ended
December 31, 2004 compared to the same period in 2003. The decrease for the year was the result of the Asset Sale, coupled with a slowdown in factory utilization at the Company's production  facilities where manufacturing costs were not fully absorbed,  resulting from dealer caution and  uncertainty,  and placing  machine orders,  as a result of the impending Asset Sale, which was announced during the peak of the Company's  normally busy third quarter.  As a result,  the Company's facilities  were running only at  approximately  55%-60%  capacity during normal peak times. The decline was partially offset by some dealers ordering additional product  outside of their  2003-04  pre-season  order which  yielded the Company slightly higher margins as a result of reduced discounts,  coupled with improved margins on sales of some of the Company's  used  equipment sold during the year, in addition to stable  margins on the  Company's  "core"  smaller-sized  bagging machines,  resulting from cost reductions  implemented during late 2003 to lower the Company's fixed manufacturing overheads.

     Selling  expenses for the year ended December 31, 2004 decreased  33.31% to
$1,753,339  compared to  $2,628,971  for the year ended  December 31, 2003.  The decrease  for the  year was the  result  of lower  commissions  and  third-party financing fees caused by lower sales volumes,  lower overall  advertising costs, and lower personnel,  benefit,  and travel costs associated with cost reductions implemented late in 2003 which were fully in place during 2004.

     Administrative  expenses  for the year ended  December  31, 2004  increased
80.51% to  $5,073,867  compared to  $2,810,904  for the year ended  December 31,
2003.  The  increase  for the  year was the  result  of  recording  discontinued
operational  costs from the Asset Sale,  coupled with  increases  in  insurance, annual meeting,  and bad debt expense and patent  development  costs, which were partially  offset by decreases  in  administrative  salaries and general  office expenses.

     During the year ended December 31, 2004,  the Company  recorded a gain from the sale of  assets  of  $1,380,383.  The gain  resulted  from the sale of fixed assets and  intangibles  to Miller on November  30,  2004  pursuant to the Asset
Sale, coupled with fully depreciated miscellaneous  manufacturing equipment sold throughout the year, in addition to the sale of a parcel of vacant land owned by the Company during the second quarter of 2004.

     Research  and  development  expenses  for the year ended  December 31, 2004 increased 3.03% to $143,389 compared to $139,160 for the year ended December 31,
2003. The increase for the year was the result of ongoing research and continued
development  and testing  newer  designs of the  Company's  larger-sized  silage bagging machine and compost machine modifications and recycling development,  in addition to continuing  ongoing  research  regarding new silage and  nutritional studies of bagged feed and their  effects on animal  production.  As a result of the Asset Sale,  Miller  absorbed  all  ongoing  research  activities  and their related costs after the closing of the Asset Sale on November 30, 2004.

     Interest  expense for the year ended December 31, 2004  increased  2.90% to
$252,786 compared to $245,656 for the year ended December 31, 2003. The increase for the year was the result of the  Company  utilizing  a larger  portion of its credit line, coupled with an increase in the interest rate on its line of credit as a result of an amendment to the Company's  credit  agreement during the first quarter  of 2004  and  implementation  by  Wells  Fargo  Business  Credit  of an additional  interest rate premium of 2 1/4% during the third quarter of 2004, as a result of a default by the  Company  of two of its  financial  covenants.  The
Company's operating line of credit with Wells Fargo Business Credit was paid off on December 2, 2004, with a portion of the proceeds from the Asset Sale.

     Joint  venture  equity and royalty  income for the year ended  December 31,
2004  decreased  48.04% to  $219,849  compared  to  $423,074  for the year ended
December 31, 2003. The decrease for the year was the result of decreased  income from the joint  venture as a result of the Company  selling its 50%  interest in the joint venture to its former German Dealer on April 27, 2004, and recognizing an extraordinary  gain from the sale on its investment of $36,562,  coupled with the fact in 2003, the Company  received a special  one-time folding royalty from the  Company's  former  joint  venture  upon  the  sale of  depreciated  folding equipment to the joint venture which occurred during the second quarter of 2003.
(See  "Item 8.  Financial  Statements  and  Supplementary  Data.")  This  year's decrease was partially offset by increased machine  royalties  received in 2004.
(See  "International  Sales" discussion above.) With the Asset Sale, Miller will receive all future royalties that were previously received by the Company.

     The  Company's  effective  income tax rate for the year ended  December 31,
2004 was zero  compared  to 41.40% for the year ended  December  31,  2003.  The effective tax rate was zero for the year due to the fact the Company established an  additional  $1,467,228  valuation  allowance  during  the year  against  its deferred tax assets.  The  valuation  allowance was  established  because of the
Company's expected inability to utilize its net operating loss carryforwards and research  tax  credits,  which was  partially  offset by the fact the  Company's income from its  international  royalties are not taxable in the United  States, the  extraterritorial  income exclusion  provisions of the current United States tax code, and as a result of the Company having no ongoing  business  operations due to the Asset Sale which closed on November 30, 2004.

     The  Company  recorded  an  extraordinary  gain from the sale of its German joint  venture of $36,562 for the year ended  December  31,  2004.  On April 27,
2004,  the  Company  sold  its  investment  in the BAW  Joint  Venture  (Budissa
Agrodienstleistungen Und Warenhandels) to its former German dealer, BAG (Budissa
Agroservice),  to provide the Company with working capital.  Prior to this date, the Company had a 50% interest in the BAW Joint  Venture which was accounted for under the equity method of  accounting.  (See "Joint Venture Equity and Royalty"
discussion above.)

     Net loss from discontinued  operations for the year ended December 31, 2004 was $4,313,027  compared to $2,753,715 for the year ended December 31, 2003. The decrease for the year was the result of lower sales and gross profit,  increased interest,  administrative,  and research and development expenses resulting from the Company discontinuing operations as a result of the Asset Sale, coupled with lower joint venture  equity and royalty  income,  which was partially  offset by decreases  in selling and an  increased  gain on sale of assets due to the Asset
Sale.

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
Management believes that once sustained,  prolonged upward movement in U.S. milk prices are seen, farmers will be able to repay their existing  obligations which mounted  from  the  persistently  low milk  prices  over  the  last  year.  Also contributing  to the decline was  continued  tightening in  agricultural  credit availability, as a result of the depressed U.S. milk prices, coupled with rising supplemental grain feed costs brought on by the summer drought conditions in the
U.S. In addition,  increased  volume  discounts from the  implementation  of the
Company's  pre-season order program coupled with continued strong competition in the silage bag market,  as farmers  look for the most  economically  priced bag, without considering quality and customer service, contributed to the decline.

                     Source: USDA Basic Formula Price (BFP)

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No.
29."  The  guidance  in  APB  Opinion  No.  29,   "Accounting  for  Non-monetary
Transactions,"  is based on the principle that exchanges of non-monetary  assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however,  included certain  exceptions to that principle.
SFAS  No.  153  amends  APB  Opinion  No.  29 to  eliminate  the  exception  for non-monetary  exchanges  of similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  non-monetary  assets  that  do not  have commercial  substance.  A non-monetary  exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary  asset exchanges in fiscal  periods  beginning  after  June 15,  2005.  The  implementation  of this statement is not expected to have a material  impact on the Company's  financial statements.

     In  December  2004,   the  FASB  issued  SFAS  No.  123R  (revised   2004),
"Share-Based  Payment,"  which is a revision  of SFAS No. 123,  "Accounting  for
Stock-Based  Compensation."  SFAS  No.  123R  supersedes  APB  Opinion  No.  25,
"Accounting for Stock Issued to Employees,"  and amends SFAS No. 95,  "Statement of Cash Flows."  Generally,  the  approach in  Statement  123R is similar to the approach  described in SFAS 123,  however,  SFAS 123R  requires all  share-based payments  to  employees,  including  grants of  employee  stock  options,  to be recognized  in the  income  statement  based on their  fair  values.  Pro  forma disclosures seen in Note 2 to the Consolidated Financial Statements, "Summary of
Accounting  Principles - Stock Option Plans," will no longer be an  alternative.
SFAS No. 123R is effective for interim  periods  beginning  after June 15, 2005.
The  implementation  of this statement is not expected to have a material impact on the Company's financial statements.

     In  November  2004,  the FASB issued SFAS No.  151,  "Inventory  Costs,  an
Amendment of ARB No. 43,  Chapter 4." SFAS No. 151 amends ARB 43,  Chapter 4, to clarify that the abnormal amounts of idle facility  expense,  freight,  handling costs and wasted  materials  (spoilage) be recognized as current period charges.
It also requires that allocation of fixed  production  overheads to the costs of conversion be based on the normal  capacity of the production  facilities.  SFAS
No. 151 is effective for inventory  costs incurred during fiscal years beginning after June 15, 2005.  The  implementation  of this  statement is not expected to have a material impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Prior to the closing of the Asset Sale, the seasonal nature of the northern hemisphere  farming  industry,  the  production  time for equipment and the time required to prepare bags for use,  required the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company needed to maintain a  significant  level of bags during the spring and summer to meet the sales  demands  during the harvest  season.  The Company  used  working capital and trade  credit to increase its  inventory  so that it had  sufficient inventory  levels  available to meet its sales  demands.  Although the Company's pre-season ordering program provided it with some flexibility in production, the
Company needed to maintain adequate  inventory levels for those customers,  both old and  new,  who  ordered  or  re-ordered  product  outside  of  this  program throughout the year.

     Prior to the Asset Sale,  the Company  relied on its  suppliers  to provide trade  credit to  enable  the  Company  to build its  inventory.  The  Company's suppliers  previously  provided  sufficient  trade credit to meet the demand and were flexible with their payment terms (including extended payment arrangements)
provided to the Company.  However,  as a result Asset Sale,  no assurance can be given that  creditors  will continue to provide  sufficient  trade credit in the future for the Company's ongoing corporate  administrative expenses of remaining a non-operating public shell, until it can either dissolve and liquidate or sell the remaining public shell to another party by merger or another method.

     At  December  31,  2004,  the  Company  had cash and  cash  equivalents  of
$2,982,728.  The  increase  in cash and cash  equivalents  was the result of the proceeds received from the Asset Sale.

     Accounts  receivable  decreased  48.46% at  December  31,  2004 to $632,132 compared to $1,226,390 at December 31, 2003.  The decrease was the result of the
Asset Sale,  in  addition  to lower sales for the last  quarter of the year as a result of the uncertainty  about Ag-Bag from the announcement of a pending Asset
Sale in  August  2004.  At  December  31,  2004,  the  Company  still  had  some receivables  outstanding  from its former  operations  under its old  collection method of providing terms for certain  customers.  The Company has  subsequently collected on its receivables  outstanding,  and as of February 28, 2005, had net receivables of  approximately  $190,000  remaining.  The Company has established adequate  reserves  ($163,468  at  December  31,  2004  compared  to $204,081 at
December 31, 2003)  against  accounts  receivable  in the event that some of the remaining accounts become uncollectible.

     Prior  to  the  closing  of the  Asset  Sale,  the  Company  relied  on its third-party financing sources and the dealers' own established credit with their local banks, to provide funding for the Company's dealers' and retail customers'
purchases  under  the  pre-season  order  program.  The  Company's   third-party
financing sources and dealers' local banks previously provided sufficient credit to the Company's dealers for the Company to receive payment. As of September 30,
2004, the Company began processing  charges for its  customers/dealers  who used
John Deere Credit's Farmplan program,  on a preferred customer basis only and no longer  accepted  charges  for  those  who were  merchant  authorized.  Farmplan preferred was more advantageous to the  customer/dealer  as they received better
interest   rates  and  payment   options  than  under  the   merchant   program.
Additionally,  this reduced the Company's  potential  recourse  liability in the event the customer/dealer failed to pay their account under the Farmplan program terms. (See "Critical Accounting Policies.") With the Asset Sale, the Company no
longer  relies on its  third-party  financing  sources,  as it no longer has any operating activities requiring such financing.

     Inventory  decreased  100% at  December  31,  2004 to a net  value  of $-0-
compared to $5,781,345 at December 31, 2003. The decrease in inventory  resulted from the Asset Sale. (See Item 1. "Business - Recent Developments.")

     Prepaid  expenses and other current assets decreased 47.95% at December 31,
2004 to $131,074 compared to $251,808 at December 31, 2003. The decrease was the result  of the  Asset  Sale and  discontinuing  its  operating  activities.  The remaining  other  current  assets  represent  the cash  surrender  value on life insurance  policies owned by the Company in which it is the  beneficiary,  which will be converted into cash during 2005. Prior to the Asset Sale, this remaining asset was  classified  as a long term other  asset,  but was  reclassified  to a current asset, as a result of the Asset Sale.

     Held for sale property,  plant and equipment, net at December 31, 2004, was
$1,692,103. The Company's remaining property, plant and equipment from the Asset
Sale,  was  reclassified  to a current asset as a result of the Asset Sale.  The
Company  currently has its remaining assets not acquired by Miller for sale, and anticipates  converting  these  assets to cash  during  2005,  so it can  either dissolve and  liquidate or sell the  remaining  public shell to another party by merger or another method. The Company established a reserve against its held for sale assets at December 31, 2004 in the amount of $174,326.

     Intangible  assets at  December  31,  2004  decreased  to $-0-  compared to
$15,066 at December  31,  2003.  The  decrease was the result of the sale of the
Company's  intangible  assets  to  Miller  in the  Asset  Sale,  and  by  normal amortization expense for the year.

     The BAW joint venture asset decreased to $-0- at December 31, 2004 compared to $376,974 at December 31, 2003. The decrease was the result of the sale of the
Company's  investment in its German joint venture  during the second  quarter of
2004, and recognizing the balance of the deferred gain,  under the equity method of accounting, of the Company's share of gain from the sale of folding equipment sold to the German joint venture in the second  quarter of 2003.  The balance of deferred gain from the folding equipment  recognized for the year ended December
31, 2004 was $86,464,  which  occurred  prior to the end of the second  quarter.
(See "Joint Venture Equity and Royalty" discussion.)

     Other  assets  decreased  100% at  December  31,  2004 to $-0-  compared to
$491,513 at December 31, 2003.  The decrease was the result of a decrease in the cash  surrender  value of insurance on policies  maintained  by the Company,  in which the Company was the  beneficiary,  by redeeming the Company's  outstanding preferred  stock with the life  insurance  policy the Company  maintained on the owner of the preferred stock during the third quarter of 2004, and reclassifying the remaining cash surrender value asset on the life insurance policies owned by the Company, to a current asset, as the Company intends to convert its remaining policies into cash during 2005. (See "Prepaid Expenses and Other Current Assets"
discussion above.)

     The Company paid off its operating line of credit on December 2, 2004, from a portion of the  proceeds of the Asset Sale.  Pursuant  to its  agreement  with
Wells Fargo Business Credit, as a result of the early termination of the  Company's  line  of  credit,  the  Company  incurred  $60,000  in  early termination fees in 2004. (See "Item 8. Financial  Statements and  Supplementary
Data.")  The line was subject to renewal on May 14,  2006.  Prior to December 2,
2004,  the  Company  had a  revolving  operating  line of credit with a limit of
$3,000,000,  secured by accounts receivable,  inventory, fixed asset blanket and general intangibles, and bore interest at the bank's prime rate plus 4 3/4%. The line of  credit  fluctuated  based  upon  production  needs  and the  timing  of collection of the Company's  receivable  balances.  Additionally,  the Company's borrowing base  fluctuated as receivables and inventory  changed.  The borrowing base was equal to (1) the lesser of the  maximum  line  amount or (2) the sum of
70% of  eligible  accounts  receivable  plus the  lesser of (i) 40% of  eligible inventory  or (ii) $2  million.  The line of credit was  subject to certain  net worth and earnings covenants, and an annual capital expenditure limit. From June
30, 2004 until  payoff on December 2, 2004,  the Company was in default with two of its financial covenants under its revolving operating line of credit with its primary lender,  Wells Fargo Business Credit.  The Company was not in compliance with the net worth and earnings before taxes covenants,  for its fiscal quarters ended June 30, 2004 and September 30, 2004.  These  defaults were cured with the payoff of the facility.

     Management  believes  that funds  generated  from the Asset  Sale,  and the anticipated sales of the remaining property,  plant and equipment held for sale, and other current assets to be converted  into cash,  will be sufficient to meet the Company's cash  requirements of remaining a public shell through 2005, until the Company can either dissolve and liquidate or sell the remaining public shell to another party by merger or another method.

     On December 18, 2000,  the Company  entered into an agreement with Dresdner
Bank to guarantee up to 511,292 Euro ($535,987 US) as security for an additional cash credit  facility of the Company's  former German joint  venture.  In August
2003,  the guarantee was reduced by Dresdner Bank to 250,000 Euro ($312,500 US).
On April 27, 2004,  upon the sale of the  Company's  German joint  venture,  the
Company was  relieved  of its bank  guarantee  with  Dresdner  Bank,  and has no further guarantees or obligations outstanding with Dresdner Bank.

     The current  portion of long-term  debt at December 31, 2004 was $1,071,488 compared to $182,706 at December 31, 2003. The increase in the Company's current portion of  long-term  debt was the result of the  reclassification  of the debt from  long-term  to current,  as a result of the Asset Sale.  Additionally,  the underlying  security  for the debt is  secured  by the  Company's  held for sale property, plant and equipment remaining.

     Accounts payable decreased 72.85% at December 31, 2004 to $254,406 compared to $936,953 at December 31, 2003. The decrease was the result of the Asset Sale.
Prior to the closing of the Asset Sale, as previously disclosed in the Company's public filings,  the Company slowed its  manufacturing  process during the third quarter of 2004,  resulting from dealer  uncertainty for equipment orders due to the pending  Asset Sale,  and market  conditions  stemming from declines in milk prices.  The decline was partially offset by extended term payment  arrangements provided by some of the  Company's  principal  suppliers.  (See  "Trade  Credit"
discussion above.)

     Discontinued  operational  costs  payable as of  December  31,  2004,  were
$2,124,662.  These costs were the result of the  closing of the Asset Sale,  and
reflect  the  Company's   estimate  of  remaining  costs   associated  with  the
discontinuance  and  winding  down of its  operations.  (See "Item 8.  Financial
Statements and Supplementary Data.")

     Accrued  expenses and other  current  liabilities  (excluding  discontinued
operational  costs payable) in total  decreased  62.76% at December 31, 2004, to
$358,170  compared  to  $961,731 at December  31,  2003.  The  decrease in total accrued  expenses and other current  liabilities  for the year was the result of the Asset Sale, coupled with decreased payroll,  commission and benefit accruals from personnel terminations resulting

from the Asset Sale. Additionally,  since the Company no longer has a pre-season order program  resulting from the Asset Sale, it no longer has any  requirements to accrue volume discounts,  program  incentives or flooring interest  accruals, which,  along with lower accrued  warranty from the Company no longer having any operations, also helped to decrease total accrued expenses.

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

                                                           Payments due by period
                                   -----------------------------------------------------------------------
Contractual                                             Less than                             More than
Obligations                              Total           1 year      1-3 years   3-5 years     5 years
                                   -----------------------------------------------------------------------

Long-Term Debt Obligations                 $1,071,488     $1,071,488           -           -            -
Operating leases                              225,480         20,496      40,992      40,992      123,000
Purchase Obligations                                -              -           -           -            -
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP                            -              -           -           -            -
                                   -----------------------------------------------------------------------
Total                                      $1,296,968     $1,091,984     $40,992     $40,992     $123,000
                                   =======================================================================

OFF-BALANCE SHEET ARRANGEMENTS

As of December  31,  2004,  we did not have any  significant  off-balance  sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

You should carefully  consider the following factors  regarding  forward-looking statements and other information  included in this Annual Report.  The risks and uncertainties  described below are not the only ones we face.  Additional  risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks actually occur,  our  business,  financial  condition  and  financial  results  could  be materially adversely affected.

o    We may be unable to sell our remaining  held for sale  property,  plant and equipment.

         The Company is actively  looking for  purchasers of its remaining  held for sale property,  plant and equipment that was not acquired by Miller in the asset purchase  agreement.  However,  we may be unable to find a buyer for our  remaining  Warrenton,  Oregon and Blair,  Nebraska  real estate,  paint  booths and visual  computer  system  that  remains,  to convert  these  assets  to cash,  so that we can  either  dissolve  and liquidate or sell the remaining public shell to another party by merger or another method.

o    We may be  unable  to  find a  candidate  to sell or  merge  the  remaining non-operating public shell with.

         The Company is actively  working to convert its  remaining  assets into cash to clean the non-operating public shell in anticipation of finding a potential purchaser or merger candidate. However, we may be unable to clean the non-operating public shell and find a potential candidate for its sale or merger.

o    We may be unable to retain key  management and personnel as a result of the
     Asset Sale.

         The  Asset  Sale  may  adversely  impact  our  ability  to  retain  key management  and personnel who are involved in our business,  and assist with the winding down and sale of the  Company's  remaining  assets and non-operating public shell.

o    The  Company  no longer  has any source of  operating  revenues  and may be unable to obtain financing or credit.

         With the Asset Sale,  the  Company no longer has any ongoing  rights or benefits derived from its former operations.  Should the need arise for the  remaining  non-operating  public  shell to  acquire  financing  or credit; it may be unable to do so, since it no longer has any source of operating revenues.

o    We may lose the improper  assignment  of an  installment  contract  lawsuit pending against us.

         An improper  assignment of a third-party  finance  Company  installment contract  lawsuit was filed  against us and  others.  If our efforts to dismiss or favorably resolve this suit fails, we could incur additional and  significant  litigation  costs  and  experience  a  drain  on  the remaining  Company  resources and value of the remaining  non-operating public  shell,  or be a cause for a potential  merger  candidate not to acquire our  remaining  non-operating  public shell as a result of this litigation.

o    The Asset  Purchase  Agreement  with  Miller has  exposed us to  contingent liabilities.

         Under the terms of the Asset Purchase  Agreement  with Miller,  we have agreed to indemnify Miller for a number of matters including the breach of our representations, warranties and covenants contained in the Asset
         Purchase Agreement.

o    Our  affiliates  and their  transferees  may not be able to sell our common stock  as a  result  of the  Asset  Sale,  unless  we  file a  registration statement, which we are not required to do.

         In general,  our affiliates and their  transferees could sell shares of our common stock pursuant to SEC Rule 144. However,  as a result of the
         Asset Sale, we may be considered a "blank check  company" and therefore subject, along with our affiliates and their transferees, to additional
         restrictions   with   respect  to  the  sale  of  our   common   stock.
         Specifically,  the SEC takes the  position  that  affiliates  and their transferees will generally not be able to rely on Rule 144 for resale's and will only be able to transfer  securities  pursuant to an effective registration  statement  filed under the Securities Act of 1933. We are not  obligated  to file a  registration  statement  and  therefore  our affiliates and their transferees may not be able to resell their common stock following the Asset Sale.

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
          ----------------------------------------------------------

     Market risk is the  exposure  to loss  resulting  from  changes in interest rates, foreign currency exchange rates,  commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

     The Company's  exposure to changes in interest rates is minimal,  as all of the Company's long-term debt is fixed rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          ------------------------------------------

     Reference  is  made to the  financial  statements  and  related  notes  and supplemental data under Item 15 filed with this report.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2004, the Company  carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive Officer and the Company's Chief Financial Officer,
of the  effectiveness  of the design and operation of the  Company's  disclosure controls and procedures.  Based on the evaluation, the Company's Chief Executive
Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information  required to be disclosed by the Company in the reports it files or submits under the Securities
Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There has been no change in the Company's  internal  control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

     None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS  AND  EXECUTIVE   OFFICERS  OF  THE   REGISTRANT  AND
                 ---------------------------------------------------------------
                 EXECUTIVE COMPENSATION
                 ----------------------

     Executive  officers of AB Holding Group Inc.,  are listed under the heading
"Executive Officers of the Registrant" in this Form 10-K.

DIRECTORS

CLASS I - DIRECTORS UP FOR ELECTION IN 2005 FOR TERMS EXPIRING IN 2008

         o    MICHAEL W. FOSTER,  64,  President of Astoria Pacific  Industries,
              Inc., an investment  company,  (since 1989);  President of Astoria
              High School  Scholarships,  Inc., a nonprofit  foundation,  (since
              1990);  educator   (1976-1996);   executive  director  of  Clatsop
              Community College Foundation,  a nonprofit foundation (1999-2003).
              Mr. Foster has been a director of the Company since 1990.

         o    UDO WEBER,  41,  Managing  director of  BAG-Budissa an agriculture
              company,   (since   1994);   Managing   director  of  BAW,  a  bag
              distribution  company  (former  joint  venture  with the  Company)
              (since  1997);  Managing  director  of  Ag-Bag  Polska,  an Ag-Bag distribution company (a subsidiary of BAW) (since 1999). Mr. Weber has been a director of the Company since 2002.

CLASS II - DIRECTORS REMAINING IN OFFICE UNTIL 2006

         o    ARTHUR P.  SCHUETTE,  66,  Territory  Sales  Manager of Miller St.
              Nazianz, Inc., a farm equipment  manufacturer,  (since 2004); Vice
              President  of Sales of the Company  (1991-2004);  Treasurer of the
              Company (1990-1999);  Treasurer of Ag-Bag Corporation  (1983-1991)
              (former  subsidiary  of the  Company).  Mr.  Schuette  has  been a director of the Company since 1990.

         o    JAMES C.  DEMATTEO,  48,  General  Manager of  Cargill,  Inc.,  an
              agricultural  supply/feed-nutrition company, (since 2004); Manager of dairy business  development,  Cargill Animal Nutrition  Western
              Business Unit, a nutrition  group of Cargill,  (1999-2004);  Dairy nutritionist,  Cargill  Animal  Nutrition  (1994-1999);  Director,
              Dairy Vision  Group,  a dairy  business  group of Cargill,  (since
              2001);  Member,  Applied  Dairy  Technology  Team, a technical and scientific  advisory  group within  Cargill  Animal  Nutrition,  a nutrition group of Cargill,  (since 1994). Mr. DeMatteo has been a director of the Company since 2002.

CLASS III - DIRECTORS REMAINING IN OFFICE UNTIL 2007

         o    LARRY  R.  INMAN,  54,  Chief  Executive  Officer  of the  Company
              (1990-2002;  2004 to present);  Chairman of the Board  (1990-2000;
              2002 to present); President of the Company (since 1993); President of  Ag-Bag  Corporation  (1984-1989)  (former  subsidiary  of  the
              Company) and Chairman  (1989-1994).  Mr. Inman has been a director of the Company since 1990.

         o    ROY F.  CUNNINGHAM,  42,  Supervisor,  Knex,  Inc.,  a fiber optic company  (1999-2004);  Director,  Seminole Lake golf course (since
              2003);  Sales  representative,   Ag-Bag  Corporation   (1992-1995)
              (former  subsidiary  of the  Company);  Security  officer,  Bealls
              Department  Stores  (1996-1999);  Farm Manager,  Post Oak Ranch, a
              beef  cattle  operation  (1990-1992).  Mr.  Cunningham  has been a director of the Company since 2004 and replaced his father, Lemuel
              E. Cunningham, who is deceased.

Audit Committee Financial Expert

     Under rules adopted by the SEC, the Company is required to disclose whether it has an "Audit  Committee  Financial  Expert" serving on its Audit  Committee.
Although  management  believes  that at least one member of the Audit  Committee would qualify as an Audit  Committee  Financial  Expert,  the Company's Board of
Directors has not designated any particular member of the Audit Committee as the
Audit Committee Financial Expert under the SEC's rules. Management believes that at least one  member of the Audit  Committee  is capable  of: (i)  understanding
generally  accepted  accounting  principles  and  financial   statements;   (ii)
assessing  the general  application  these  principles  in  connection  with the accounting for estimates,  accruals and reserves; (iii) analyzing and evaluating the Company's  consolidated  financial statements;  (iv) understanding  internal
control  over  financial  reporting;   and  (v)  understanding  audit  committee
functions.  All directors  serving on the Audit Committee are  "independent"  as defined in the NASD Marketplace Rule 4200(a)15. During 2004, the Audit Committee
held two meetings.

PERFORMANCE GRAPH

     The  following  performance  graph  compares  cumulative  total  return for
Company  stockholders  over the past five years  against  the  cumulative  total return of the  Standard & Poor's 500 Stock  Index,  and against  the  Standard &
Poor's  Machinery Group Index.  (The Company,  since it had eleven months of its operations as an equipment  manufacturing  concern, felt the S&P Machinery Group
Index was the best available  peer group index to use for comparison  purposes.)
The graph  assumes  $100 is invested in Company  stock and each of the other two indices at the closing  market  quotation on December 31, 1999 and dividends are reinvested.  The stock price  performance  shown on the graph is not necessarily indicative of future price performance.

                    1999          2000            2001            2002            2003            2004
                    ----          ----            ----            ----            ----            ----
AB Holding        $ 100.00      $  84.64        $  51.70        $  54.16        $  86.16        $  83.70
S&P 500           $ 100.00      $  90.97        $  80.19        $  62.57        $  80.32        $  88.94
S&P Mach.         $ 100.00      $  96.94        $ 104.61        $ 102.07        $ 153.48        $ 184.42

     Although the companies  included in the Standard & Poor's  Machinery  Group
Index  generally  have a larger market  capitalization  than the Company and its former  operations,  such  companies  were  believed to provide the closest peer group  representation  with  respect  to the  industry  formerly  served  by the
Company.

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

Base Salary.  Base salary for each  executive  officer,  other than for Larry R.
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

Annual Incentives. The Company's executive officers receive an annual bonus from the Company under their employment agreements. There were no bonus payments made in the fiscal year ended December 31, 2004.

Chief  Executive  Officer.  Prior to his  resignation  on December 1, 2004,  Mr.
Schoville's  compensation  was  based  on his  employment  arrangement  with the
Company,  which provided for a base salary and had a bonus  provision of 2.5% of the net income of the Company.  Since the Company was not  profitable  for 2004, there was no bonus paid to Mr. Schoville.  Mr.  Schoville's  compensation as set forth in his employment  arrangement  was derived from the value of his industry expertise and the compensation of comparable  industry  executives.  Mr. Inman's compensation,  who became CEO upon the resignation of Mr. Schoville, is based on his employment  contract with the Company,  which provides for a base salary and has a bonus  provision  of 2.5% of the net  income  of the  Company.  Since  the
Company was not profitable for 2004,  there was no bonus paid to Mr. Inman.  Mr.
Inman's  compensation  as set forth in his employment  contract was derived from the value of his industry expertise and the compensation of comparable  industry executives.

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

                                             Michael W. Foster, Chairman
                                             Roy F. Cunningham

EXECUTIVE COMPENSATION

     The following  table sets forth certain  information  for each of the years ended December 31, 2004, 2003 and 2002,  regarding  compensation accrued or paid by the  Company  to (1) the  Company's  Chief  Executive  Officer,  and (2) each executive  officer of the Company who accrued or was paid compensation in excess of  $100,000  in  the  year  ended  December  31,  2004  (the  "Named  Executive
Officers"):

---------------------------- -------- ----------------------------------------- -------------- ---------------- -------------------
                                            SUMMARY COMPENSATION TABLE

---------------------------- -------- ----------------------------------------- ------------------------------- -------------------

                                                ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                      ----------------------------------------- -------------------------------

                                                               OTHER ANNUAL       RESTRICTED      SECURITIES        ALL OTHER
NAME AND PRINCIPAL POSITION             SALARY      BONUS      COMPENSATION         STOCK         UNDERLYING       COMPENSATION
                               YEAR      ($)         ($)            ($)             AWARDS         OPTIONS             ($)
---------------------------- -------- ----------- ---------- ------------------ --------------- --------------- -------------------
Michael J. Schoville,          2004     99,917        -              -                -               -                 -
CEO (until 12/01/2004)         2003    110,000        -              -                -               -               810 (3)
                               2002     91,667        -              -                -             30,000            810 (3)
---------------------------- -------- ----------- ---------- ------------------ --------------- --------------- -------------------
Larry R. Inman,                2004    123,581        -              -                -               -                 -
CEO (after 12/01/2004)         2003    133,138        -              -                -               -                 -
& President                    2002    108,000        -         14,400 (1)            -               -                 -
---------------------------- -------- ----------- ---------- ------------------ --------------- --------------- -------------------
Michael R. Wallis,             2004     91,015        -              -                -               -                 -
CFO & VP of Finance            2003     99,350        -              -                -               -                 -
                               2002     90,000        -          4,800 (2)            -               -                 -
---------------------------- -------- ----------- ---------- ------------------ --------------- --------------- -------------------

     (1) Included  a  $4,800   automobile   expense   allowance   and  a  $9,600
         farm-related expense allowance.
     (2) Automobile expense allowance.
     (3) Dollar  value of term  life  insurance  premium  paid on  behalf of Mr.
         Schoville.

No stock  appreciation  rights or stock  options were  granted to the  Company's executive  officers  during the last fiscal year.  Mr.  Schoville  exercised his outstanding  option  during the last fiscal year,  prior to his  resignation  on
December 1, 2004.

------------------------------------------------------------------------------------------------------------------------------------
                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                               ------------------------------------ --------------------------------
                                                                 NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-
                                                                   UNEXERCISED OPTIONS/SARS AT            MONEY OPTIONS/SARS AT
------------------------------- ---------------- -------------
                                SHARES ACQUIRED     VALUE             DECEMBER 31,2004 (#)                 DECEMBER 31,2003 ($)
             NAME               ON EXERCISE (#)  REALIZED ($)      (EXERCISABLE/UNEXERCISABLE)         (EXERCISABLE/UNEXERCISABLE)
------------------------------- ---------------- ------------- ------------------------------------ --------------------------------

Michael J. Schoville (1)            20,000        $3,200 (2)                   0/0                                $0/$0
------------------------------- ---------------- ------------- ------------------------------------ --------------------------------
Larry R. Inman                         0              0                        0/0                                $0/$0
------------------------------- ---------------- ------------- ------------------------------------ --------------------------------
Michael R. Wallis                      0              0                        0/0                                $0/$0
------------------------------- ---------------- ------------- ------------------------------------ --------------------------------
(1) - Mr.  Schoville  resigned  from his  position  as Chief  Executive  Officer effective December 1, 2004.
(2) - Calculated  based upon the closing  market price of the  Company's  Common
      Stock at November 29, 2004 of $.41, the exercise date, and the grant price of $.25 for the option.

DIRECTOR COMPENSATION

     Of our  current  Board  members,  Mr.  Inman is a salaried  employee of the
Company.  In 2004, Mr. Schuette was a salaried  employee of the Company prior to his  termination  as a result  of the Asset  Sale.  Board  members  that are not salaried  employees  of the  Company  receive  separate  compensation  for Board service. For 2005, that compensation includes:

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
                                   Expenses related to attendance
--------------------------------------------------------------------------------
STOCK OPTIONS:                     Per Non-Employee Director Stock Option Plan*
--------------------------------------------------------------------------------

*Pursuant to the Company's  Non-Employee  Director Stock Option Plan, adopted in
1996, each  non-employee  director receives an initial option to purchase 50,000 shares of the Company's Common Stock, ("Common Stock"),  which vest over a three year  period at the rate of 40% after  six  months,  40% after two years and 20%
after  three  years.  At each  annual  meeting,  directors  who  have  served  a three-year  term receive an annual  option to purchase  10,000  shares of Common
Stock  exercisable  six months after the grant date.  The exercise price for the options granted to  non-employee  directors is equal to the fair market value of the Common Stock on the date of grant. During 2004 as a result of the Asset Sale to Miller,  all options  outstanding under this plan were accelerated and became exercisable  15 days prior to the closing of the Asset Sale or they expired.  No options were exercised during this  acceleration  period and all 300,000 options previously  outstanding,  expired and went back into the plan for future use. No annual  grant  occurred in 2004.  There were no options  outstanding  under this
Non-Employee Director Stock Option Plan at December 31, 2004.

EMPLOYMENT AGREEMENTS

     The Company has  employment  agreements  with  executive  officers  Messrs.
Inman, and Wallis,  which are  automatically  renewed on a yearly basis,  unless terminated  by the death or  disability  of the  employee,  or upon at least six months written  notification by either party. The employment  agreements provide for base  compensation,  bonus  compensation  and  participation in the employee benefit  plans  offered by the Company.  Prior to the closing of the Asset Sale,
Mr. Jay and Mrs.  Tucker  previously had employment  agreements with the Company which were terminated upon the closing of the Asset Sale.

     On April 11, 2000,  the Company  entered into Change of Control  Agreements with its current and former executive  officers,  Messrs Inman,  Jay, Wallis and
Schuette, and Mrs. Tucker and other key personnel.  These agreements provide for payments to the executive officer or key employee of the Company,  of one year's annual base  salary,  and a bonus of $5,000 for each year of Company  service in excess of five years, in addition to outplacement services and continued Company employee benefit coverage for a one year period,  in the event that such officer is terminated  without cause within the period  governed by the agreement.  As a result of the change of control  from the  closing  of the Asset  Sale,  and the termination of employment by the Company,  these agreements became effective for former executive  officers Jay,  Schuette,  and Tucker, and other key personnel, and pursuant to the terms of the  agreements,  the Company began making payments under these  agreements.  (See "Item 8. Financial  Statements and  Supplementary
Data.")

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Lemuel E.  Cunningham,  who is deceased and who served on the  Compensation
Committee of the board of directors of the Company  during the fiscal year ended
December 31, 2004, was a Vice President of the Company from 1990-1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section  16(a) of the  Securities  Exchange  Act of 1934,  as amended  (the
"Exchange Act"), requires that the Company's officers,  directors or persons who own more than 10% of the Common  Stock of the Company  file with the  Securities and Exchange  Commission (the "SEC") initial reports of beneficial  ownership on
Form 3 and reports of changes in beneficial  ownership of Common Stock and other equity  securities of the Company on Form 4 and Form 5. Officers,  directors and holders of more than 10% of the Common Stock are required by SEC  regulations to furnish to the Company copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such  reports  furnished  to the Company and written representations with respect to the fiscal year ended December 31, 2004,
Mr. Roy F.  Cunningham  filed a late Form 3 to report his initial  holdings upon becoming a director of the Company.

     The  Company  has not  adopted a Code of  Ethics,  within  the  meaning  of applicable SEC rules, relating to the conduct of its officers and directors. The
Company  has  identified  the need for a Code of Ethics  but has been  unable to adopt  one yet  because  of other  management  focus and time  constraints.  The
Company's  board of  directors  is  currently  reviewing  this  requirement  and anticipates developing a Code of Ethics during 2005.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         -----------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     The following table sets forth certain information regarding the beneficial ownership  of the  Common  Stock  as of  March 1,  2005,  by (i) each  director, director  nominee and named  executive  officer;  (ii) each person  known to the
Company  to be a  beneficial  owner of more  than 5% of the  outstanding  Common
Stock;  and (iii) all  directors and  executive  officers as a group.  Except as otherwise  indicated in the notes below, each person whose ownership is reported has sole  voting  power and sole  dispositive  power as to the  number of shares shown.

NAME AND ADDRESS                                                        AMOUNT AND NATURE OF                PERCENT OF CLASS
OF BENEFICIAL OWNER                                                     BENEFICIAL OWNERSHIP                  OUTSTANDING

Steven G. Ross                                                                1,800,000                          15.03%
2000 West Marshall Dr.
Grand Prairie, TX  75051

Roy F. Cunningham                                                              659,090             (1)           5.50%
332 N. McGowan Ave.
Crystal River, FL  34429
Director

Peter Cundill & Associates (Bermuda) Ltd.                                      812,000                           6.78%
Peter Cundill Holdings (Bermuda) Ltd.
The Peter Cundill Trust
15 Alton Hill
Southampton SN01
Bermuda

Larry R. Inman                                                                 996,881                           8.32%
2320 SE Ag-Bag Lane
Warrenton, OR  97146
Chief Executive Officer, Chairman of the Board,
Director, & President

Michael W. Foster                                                              224,260             (2)           1.87%
1636 Irving St.
Astoria, OR  97103
Director

Arthur P. Schuette                                                             267,959             (3)           2.24%
513 Porters Neck Rd.
Wilmington, NC  28411
Director

Michael R. Wallis                                                              44,057                              *
2320 SE Ag-Bag Lane
Warrenton, OR  97146
Chief Financial Officer & Vice President of Finance

NAME AND ADDRESS                                                        AMOUNT AND NATURE OF                PERCENT OF CLASS
OF BENEFICIAL OWNER                                                     BENEFICIAL OWNERSHIP                  OUTSTANDING

Udo Weber                                                                      10,000              (4)             *
Birnenalle 10
OT Kleinbautzen
02694 Malschwitz
Germany
Director

James C. DeMatteo                                                                 -                                -
100 County Road 43
Big Lake, MN  55309
Director

Amy R. White                                                                   656,289             (5)           5.48%
6486 W. Seven Rivers Dr.
Crystal River, FL  34429

Harvey Houtkin                                                                 738,618             (6)           6.17%
160 Summit Avenue
Montvale, NJ  07645

All directors and officers as a group (8 persons)                             2,438,659            (7)           20.34%

-------------------------------------------------------------------------------

* less than 1%

(1)    Includes 216,290 shares held by Roy F. Cunningham  Trust,  220,000 shares held by Morgan  Nicole  Cunningham  Trust,  and  220,000  shares  held by
       Victoria E. Cunningham Trust, of which Mr. Cunningham is the trustee.

(2)    Includes 5,118 shares owned by Astoria Pacific Industries, Inc., of which
       Mr. Foster is the President.

(3)    Includes 266,979 shares held jointly with Mr. Schuette's wife.

(4)    Includes  10,000 shares of Common Stock  issuable upon exercise of option granted under the Incentive Stock Option Plan.

(5)    Includes 448,710 shares held by Amy Cunningham  Trust, and 207,579 shares held by Brandy Lynn White Trust, of which Ms. White is trustee.

(6)    Includes 163,618 shares owned by Domestic Securities,  Inc., of which Mr.
       Houtkin is CEO,  125,000  shares  owned by Mr.  Houtkin's  wife,  100,000 shares owned by Stuart Houtkin,  100,000 shares owned by Michael Houtkin, and 100,000 shares owned by Brad Houtkin,  all of whom are Mr.  Houtkin's sons.

(7)    Includes 10,000 shares issuable upon exercise of option granted under the
       Incentive Stock Option Plan.

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
         PLAN CATEGORY            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                    ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION PLANS
                                      WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     (EXCLUDING SECURITIES REFLECTED
                                              (A)                       (B)                     IN COLUMN (A))
                                                                                                      (C)
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans
approved by security holders                   -                         -                             -
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Equity compensation plans not
approved by security holders                20,000                      $.33                       1,290,335
--------------------------------- ---------------------------- ----------------------- ----------------------------------
Total                                       20,000                      $.33                       1,290,335
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On September 30, 2004, the Company redeemed all 174,000 shares of preferred stock  outstanding owned by the Lemuel E. Cunningham Trust and by members of Mr.
Cunningham's  family.  The Company  maintained life insurance on the life of Mr.
Cunningham in the amount of $1,000,000,  and exchanged the life insurance policy owned by the Company with a value on September 30, 2004, of $363,633, for all of the outstanding  shares of the preferred  stock,  with a book value of $696,000.
Current  Director Roy F. Cunningham is the son of Lemuel E.  Cunningham,  who is
deceased.

     The Company  purchased its Tri-Dura(R) rolls from a company owned by Steven
G. Ross "Supplier"  pursuant to a supply  agreement.  Steven G. Ross is a 15.03%
stockholder  in the Company and President of a company  which  competed with the
Company's  Tri-Dura(R)  bags.  The supply  agreement  provided  that the Company purchase  all of its plastic  rolls,  with  certain  exceptions,  from  Supplier through at least December 31, 2007.  Thereafter,  either the Company or Supplier could terminate the supply  agreement upon two years' prior written notice.  The
Company could purchase plastic rolls from other suppliers to the extent Supplier was unable to supply plastic rolls under the supply agreement. Since the closing of the Asset Sale, the Company no longer has any  requirements for plastic rolls under this supply agreement.  On February 9, 2005 in a settlement with supplier, the supply agreement was terminated. Total purchases from Steven G. Ross for the years ended  December 31,  2004,  2003,  and 2002,  were in excess of $6 million annually.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

      Fees  billed by our  auditors'  during the last two  fiscal  years were as follows:

                                               ------------------- -------------------
                                                      2004                2003
---------------------------------------------- ------------------- -------------------
Audit Fees(1)                                       $81,977             $102,928
---------------------------------------------- ------------------- -------------------
Audit-related Fees                                   $6,750              $9,000
---------------------------------------------- ------------------- -------------------
Tax Fees                                            $17,250             $22,565
---------------------------------------------- ------------------- -------------------
All other fees(2)                                    $4,848                -
---------------------------------------------- ------------------- -------------------

(1)    Financial  Statement Audit and Quarterly Reviews of Forms 10-Q (including expenses)
(2)    Includes reviews of Form 8-K, and proxy (including expenses)

Prior to the resignation of Moss Adams LLP on October 25, 2004, and the engaging of  Semple & Cooper  LLP on  January  12,  2005,  as the  Company's  independent accountants,  as  reported  on the Form 8-K filed by the  Company on October 27,
2004, (and amended on November 4, 2004, November 9, 2004, and November 19, 2004)
and to the Form 8-K filed by the  Company on January  14,  2005,  all  services, whether  for  audit  or  non-audit  services,  were  pre-approved  by the  Audit
Committee.  The Audit Committee pre-approves annually the engagement letter from
its  independent  accountants,   which  details  the  specific  services  to  be
performed. Those pre-approved services include the annual audit and 10-K review,
quarterly   10-Q   reviews,   assistance   with   adoption  of  new   accounting
pronouncements or auditing and disclosure requirements, internal control reviews and assistance with internal control reporting requirements, tax compliance, tax planning,  preparation and related tax services and assistance and  consultation on questions raised by taxing or regulatory agencies.  Any additional engagement that does not fit within the definition of the pre-approved service contained in the  annual  engagement  letter  may be  presented  to the Audit  Committee  for consideration  at its next scheduled  meeting,  or if earlier  consideration  is required, to the committee chairman.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of this report:

              Statements of Operations and Comprehensive Loss for the years ended
                  December 31, 2004, 2003 and 2002...........................................................   F-5

              Statements of changes in Shareholders' Equity for the years ended
                  December 31, 2004, 2003 and 2002...........................................................   F-6

              Statements of Cash Flows for the years ended December 31,
                  2004, 2003 and 2002........................................................................   F-7

              Notes to Financial Statements..................................................................   F-8

         2.   Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 15:

              Independent Auditor's Reports on Supplemental Information......................................  F-35

              Schedule of Valuation and Qualifying Accounts..................................................  F-37

              All other schedules are omitted because they are not applicable or the required  information is shown in the financial statements or notes thereto.

         3.   The exhibits are listed in the index of exhibits...............................................    49

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange  Act of 1934,  the  Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AB HOLDING GROUP INC.,
                                 a Delaware corporation

Date: March 29, 2005             By: \s\ LARRY R. INMAN
                                     --------------------------------------------
                                     Larry R. Inman, Chief Executive Officer

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Company and in the capacities and on the dates indicated.

Date: March 29, 2005             By: \s\ LARRY R. INMAN
                                     ---------------------------------------------
                                     Larry R. Inman, Chairman, Board of Directors,
                                     Chief Executive Officer (Principal Executive
                                     Officer) and President

Date: March 29, 2005             By: \s\ MICHAEL R. WALLIS
                                     ---------------------------------------------
                                     Michael R. Wallis, Chief Financial
                                     Officer and Vice President, Finance
                                     (Principal Financial and Accounting
                                     Officer)

Date: March 29, 2005             By: \s\ ROY F. CUNNINGHAM
                                     ---------------------------------------------
                                     Roy F. Cunningham, Director

Date: March 29, 2005             By: \s\ MICHAEL W. FOSTER
                                     ---------------------------------------------
                                     Michael W. Foster, Director

Date: March 29, 2005             By: \s\ JIM DEMATTEO
                                     ---------------------------------------------
                                     Jim DeMatteo, Director

Date: March 29, 2005             By: \s\ ARTHUR P. SCHUETTE
                                     ---------------------------------------------
                                     Arthur P. Schuette, Director

Date: March 29, 2005             By: \s\ UDO WEBER
                                     ---------------------------------------------
                                     Udo Weber, Director

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
AB HOLDING GROUP INC.
---------------------

Independent Auditor's Reports                                              F-1

Financial Information

     Balance Sheets                                                        F-3

     Statements of Operations and Comprehensive Loss                       F-5

     Statements of changes in Shareholders' Equity                         F-6

     Statements of Cash Flows                                              F-7

     Notes to Financial Statements                                         F-8

Supplemental Information

     Independent Auditor's Reports on Supplemental Information            F-35

     Valuation and Qualifying Accounts                                    F-37

                              AB HOLDING GROUP INC.
                       (FKA: AG-BAG INTERNATIONAL LIMITED)
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                         (WITH SUPPLEMENTAL INFORMATION)
                                   ----------

                           DECEMBER 31, 2004 AND 2003

CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORTS                                         F-1 - F-2

FINANCIAL STATEMENTS

     Balance sheets                                                   F-3 - F-4

     Statements of operations and comprehensive loss                        F-5

     Statements of changes in shareholders' equity                          F-6

     Statements of cash flows                                               F-7

     Notes to financial statements                                   F-8 - F-34

SUPPLEMENTAL INFORMATION

     Independent auditor's reports on supplemental information      F-35 - F-36

     Valuation and qualifying accounts                                     F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AB Holding Group Inc. (fka: Ag-Bag International Limited)

We have audited the  accompanying  balance sheet of AB Holding Group Inc., (fka:
Ag-Bag  International  Limited)  as  of  December  31,  2004,  and  the  related statements  of  operations  and  comprehensive  loss,  changes in  shareholders'
equity,  and cash flows for the year ended  December 31, 2004.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audit.

We  conducted  our audit in  accordance  with  auditing  standards of the Public
Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of AB Holding Group Inc., (fka:
Ag-Bag  International  Limited) as of December 31, 2004,  and the results of its operations  and its  cash  flows  for the  year  ended  December  31,  2004,  in conformity with accounting principles generally accepted in the United States of
America.

/s/ Semple & Cooper, LLP

February 3, 2005
Phoenix, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AB Holding Group Inc. (fka: Ag-Bag International Limited)

We have audited the  accompanying  balance sheet of AB Holding Group Inc., (fka:
Ag-Bag  International  Limited)  as  of  December  31,  2003,  and  the  related statements  of  operations  and  comprehensive  loss,  changes in  shareholders'
equity,  and cash flows for each of the years ended December 31, 2003, and 2002.
These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We  conducted  our audit in  accordance  with  auditing  standards of the Public
Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of AB Holding Group Inc., (fka:
Ag-Bag  International  Limited) as of December 31, 2003,  and the results of its operations and its cash flows for each of the years ended December 31, 2003, and
2002, in conformity with accounting  principles generally accepted in the United
States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company  would  continue  as a going  concern.  As  discussed  in Note 17 to the financial statements, the Company had suffered recurring losses from operations, had an accumulated  deficit,  negative cash flows from operations and was out of compliance with its bank  covenants,  which raised  substantial  doubt about its ability to continue  as a going  concern.  Management's  plans  regarding  those matters are  described in Note 17. The  financial  statements do not include any adjustments that might have resulted from the outcome of this uncertainty.

/s/ Moss Adams, LLP

February 20, 2004
Medford, Oregon

AB HOLDING GROUP INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                        December 31,
                                                       -----------------------------------------------
                                                              2004                       2003
                                                       --------------------       --------------------

CURRENT ASSETS

     Cash                                              $         2,982,728        $           167,528
     Accounts receivable, less allowance for doubtful
         accounts of $163,468 and $204,081
         at 2004 and 2003, respectively                            632,132                  1,226,390
     Inventories                                                         -                  5,781,345
     Prepaid expenses and other current assets                     131,074                    251,808
     Held for sale (property, plant & equipment, net)            1,692,103                          -
                                                       --------------------       --------------------

                Total current assets                             5,438,037                  7,427,071
                                                       --------------------       --------------------

PROPERTY, PLANT, AND EQUIPMENT, net                                      -                  3,233,673
                                                       --------------------       --------------------

OTHER ASSETS
     Intangible assets, net                                              -                     15,066
     BAW joint venture                                                   -                    376,974
     Other assets                                                        -                    491,513
                                                       --------------------       --------------------

                Total other assets                                       -                    883,553
                                                       --------------------       --------------------

TOTAL ASSETS                                           $         5,438,037        $        11,544,297
                                                       ====================       ====================

F-3                                                      See accompanying notes.
--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        December 31,
                                                                      -----------------------------------------------
                                                                             2004                       2003
                                                                      --------------------       --------------------

CURRENT LIABILITIES

     Line of credit                                                   $                 -        $         2,090,448
     Current portion of long-term debt
         (on assets held for sale)                                              1,071,488                    182,706
     Accounts payable                                                             254,406                    936,953
     Accrued payroll and payroll taxes                                            105,150                    206,514
     Warranty reserve                                                              13,430                     74,753
     Discontinued operational costs payable                                     2,124,662                          -
     Volume discounts                                                                   -                    205,984
     Accrued expenses and other current liabilities                               239,590                    474,480
     Income taxes payable                                                           2,210                      2,210
                                                                      --------------------       --------------------

                Total current liabilities                                       3,810,936                  4,174,048
                                                                      --------------------       --------------------

NONCURRENT LIABILITIES
     Long-term debt, net of current portion                                             -                  1,071,488
                                                                      --------------------       --------------------

                Total liabilities                                               3,810,936                  5,245,536
                                                                      --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
     Preferred stock, $4 liquidiation value per share, 8.5%
         cumulative dividend, nonvoting, 5,000,000 shares
         authorized; -0-  and 174,000 shares issued and
         outstanding at December 31, 2004 and 2003,
         respectively                                                                   -                    696,000
     Common stock, $.01 par value, 25,000,000 shares
         authorized; 12,081,991 and 12,061,991 shares issued
         at December 31, 2004 and 2003, respectively                              120,819                    120,619
     Treasury stock, at cost                                                      (31,500)                   (31,500)
     Additional paid-in capital                                                 9,547,378                  9,210,211
     Accumulated deficit                                                       (8,009,596)                (3,696,569)
                                                                      --------------------       --------------------

                Total shareholders' equity                                      1,627,101                  6,298,761
                                                                      --------------------       --------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                           $         5,438,037        $        11,544,297
                                                                      ====================       ====================

See accompanying notes.                                                      F-4
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                         ------------------------------------------------------------
                                                               2004                  2003                 2002
                                                         ------------------    -----------------    -----------------

LOSS FROM DISCONTINUED OPERATIONS                        $      (4,349,589)    $     (2,753,715)    $       (663,988)
     BEFORE EXTRAORDINARY ITEM

EXTRAORDINARY ITEM
     Gain from sale of BAW joint venture,
         (net of income tax)                                        36,562                    -                    -
                                                         ------------------    -----------------    -----------------

NET LOSS AND COMPREHENSIVE LOSS
     FROM DISCONTINUED OPERATIONS                        $      (4,313,027)    $     (2,753,715)    $       (663,988)
                                                         ==================    =================    =================

BASIC AND DILUTED NET LOSS PER
     COMMON SHARE
             From discontinued operations                $           (0.36)    $          (0.24)    $          (0.06)
             From extraordinary item                                     -                    -                    -
                                                         ------------------    -----------------    -----------------
                                                         $           (0.36)    $          (0.24)    $          (0.06)
                                                         ==================    =================    =================

BASIC AND DILUTED WEIGHTED-AVERAGE
     COMMON SHARES OUTSTANDING                                  11,976,991           11,956,991           11,956,991
                                                         ==================    =================    =================

F-5                                                      See accompanying notes.
--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                            Retained
                                   Preferred Stock       Common Stock         Treasury Stock  Additional    Earnings      Total
                                 ------------------- ------------------- --------------------  Paid-In   (Accumulated  Shareholders'
                                  Shares    Amount     Shares    Amount   Shares    Amount     Capital      Deficit)      Equity
                                 --------- --------- ---------- -------- -------- ---------- ----------- ------------ --------------

BALANCE,
     December 31, 2001            174,000  $696,000  12,061,991 $120,619  105,000  $(31,500)  $9,210,211 $  (160,546) $   9,834,784

Preferred stock dividends               -         -           -        -        -         -            -     (59,160)       (59,160)

Net loss and comprehensive loss
     from discontinued operations       -         -           -        -        -         -            -    (663,988)      (663,988)
                                 --------- --------- ---------- -------- -------- ---------- ----------- ------------ --------------

BALANCE,
     December 31, 2002            174,000   696,000  12,061,991  120,619  105,000   (31,500)   9,210,211    (883,694)     9,111,636

Preferred stock dividends               -         -           -        -        -         -            -     (59,160)       (59,160)

Net loss and comprehensive loss
     from discontinued operations       -         -           -        -        -         -            -  (2,753,715)    (2,753,715)
                                 --------- --------- ---------- -------- -------- ---------- ----------- ------------ --------------

BALANCE,
     December 31, 2003            174,000   696,000  12,061,991  120,619  105,000   (31,500)   9,210,211  (3,696,569)     6,298,761

Exercise of common stock options        -         -      20,000      200        -         -        4,800           -          5,000

Retirement of Preferred stock    (174,000) (696,000)          -        -        -         -      332,367           -       (363,633)

Net loss and comprehensive loss
     from discontinued operations       -         -           -        -        -         -            -  (4,313,027)    (4,313,027)
                                 --------- --------- ---------- -------- -------- ---------- ----------- ------------ --------------

BALANCE,
     December 31, 2004                  -  $      -  12,081,991 $120,819  105,000  $(31,500)  $9,547,378 $(8,009,596) $   1,627,101
                                 ========= ========= ========== ======== ======== ========== =========== ============ ==============

F-6                                                      See accompanying notes.
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                              -------------------------------------------------------
                                                                    2004               2003               2002
                                                              -----------------  -----------------   ----------------

CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES

     Net loss from discontinued operations                    $     (4,349,589)  $     (2,753,715)   $      (663,988)
     Gain from extraordinary item                                       36,562                  -                  -

     Adjustments to reconcile net loss to net cash
             from operating activities:
         Depreciation and amortization                                 540,959            775,980            816,262
         Change in inventory reserve                                  (933,762)           290,000             79,000
         Change in equipment held for sale reserve                     174,326                  -                  -
         (Gain) loss on disposition of equipment                    (1,380,382)          (185,358)              (500)
         Deferred income taxes                                               -          1,013,000           (538,000)
         Equity in joint venture earnings                             (123,026)          (151,954)          (125,000)
     Change in assets and liabilities:
         Accounts receivable                                           594,258            (67,463)         1,274,915
         Inventories                                                 7,187,043            (68,046)           233,448
         Prepaid expenses and other current assets                     251,808            (52,931)            26,667
         Other assets                                                   (3,192)              (885)            (8,924)
         Accounts payable                                             (682,547)            33,644            230,746
         Accrued expenses and other current liabilities              1,521,101           (173,877)           159,306
         Income taxes payable                                                -                  -              2,210
                                                              -----------------  -----------------   ----------------

                Net cash from discontinued operating activities      2,833,559         (1,341,605)         1,486,142
                                                              -----------------  -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                               (2,369)           (49,745)          (207,775)
     Acquisition of intangible assets                                        -            (12,532)                 -
     Proceeds from disposition of equipment & intangibles            2,252,164            414,239                500
                                                              -----------------  -----------------   ----------------

                Net cash from discontinued investing activities      2,249,795            351,962           (207,275)
                                                              -----------------  -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                   19,336,799         21,834,727         12,053,903
     Principal payments on line of credit                          (21,427,247)       (20,404,004)       (12,957,033)
     Principal payments on debt                                       (182,706)          (281,918)          (413,577)
     Issuance of common stock                                            5,000                  -                  -
     Dividends paid                                                          -            (59,160)           (59,160)
                                                              -----------------  -----------------   ----------------

                Net cash from discontinued financing activities     (2,268,154)         1,089,645         (1,375,867)
                                                              -----------------  -----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                      2,815,200            100,002            (97,000)

CASH, beginning of year                                                167,528             67,526            164,526
                                                              -----------------  -----------------   ----------------

CASH, end of year                                             $      2,982,728   $        167,528    $        67,526
                                                              =================  =================   ================
SUPPLEMENTAL DISCLOSURE OF NONCASH
          INVESTING AND FINANCING ACTIVITIES
     Long-term debt extinguished through
         additional line of credit advances                   $              -   $        275,000    $             -
                                                              =================  =================   ================

     Preferred stock redeemed through exchange
         of life insurance policy                             $        363,633   $              -    $             -
                                                              =================  =================   ================

See accompanying notes.                                                     F-7
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - AB Holding Group Inc.,  (formerly  known as Ag-Bag  International
Limited) is a Delaware corporation. As a result of the sale on November 30, 2004 of the Company's  operating  assets and equipment to Miller St. Nazianz Inc., of
Wisconsin,  the Company became a non-operating  public company shell without any operating  activities,  holding  only those  assets not  purchased by Miller St.
Nazianz  Inc.  The  Company  changed  its name back to AB  Holding  Group  Inc., effective  December 7, 2004.  Prior to November 30, 2004,  Ag-Bag  International
Limited's primary operations included the manufacturing and sale of machines and related  bags used in the  agriculture  industry  to store  feed for  livestock, grain, and other products.  Additionally,  the Company manufactured machines and bags for composting.  Ag-Bag  International  Limited's  primary market was North
America; however, it sold products worldwide.

The Company is  currently  in the  process of winding  down its  operations  and selling its remaining assets so the Company can either dissolve and liquidate or sell the remaining non-operating public shell company to another party by merger or another method.

The Company's  common stock began trading  publicly on January 17, 1990,  and is traded on the OTC Bulletin Board under the symbol "ABHG".

STATEMENTS  OF CASH FLOWS - For purposes of the  statements  of cash flows,  the
Company  considers all  highly-liquid  investments  with original  maturities of three months or less to be cash equivalents.

The Company transferred $471,937 and $135,490 in 2004 and 2003 respectively from rental  equipment  to  inventory  held-for-sale.  In 2003 and 2002,  the Company transferred $183,911, and $331,726,  respectively,  from inventory held-for-sale to rental equipment.

ACCOUNTS RECEIVABLE - Accounts receivable are from distributors and customers of
Ag-Bag  International  Limited's  products  that were sold  prior to the sale to
Miller St. Nazianz, Inc., and from AB Holding Group, Inc. billings to Miller for subsequent  bills  invoiced to the Company  during the  transition.  The Company performed periodic credit evaluations of its customers and maintained allowances for  potential  credit  losses.  Also,  to reduce the risk of credit  loss,  the
Company required  letters of credit from foreign  customers with which no credit history had been established.

The  non-operating  public  company  shell  continues  to collect its  remaining receivables  through  Company  personnel,  and  through  the use of third  party collection agencies, which the Company has previously used.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
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

INVENTORIES  -  Inventories  are  stated  at the  lower of cost or  market  (net realizable value). The Company determines cost on the first-in, first-out (FIFO)
basis. The Company's estimates of market value incorporate projections of future sales  volume  by  product  class.  In  estimating  the  market  value  of parts inventory,  the Company reviewed  current  inventory levels in relation to sales forecasts  and adjusted the  valuation  reserve  accordingly.  For the remaining categories of inventory,  the Company established a reserve balance based on the aging of the specific inventory items.

PROPERTY,  PLANT,  AND  EQUIPMENT  -  Property,  plant and  equipment  have been reclassified  to held for sale assets as of December 31, 2004,  and are recorded at the lower of cost or market.  Previously,  property, plant, and equipment was stated at cost and depreciated on the straight-line  method over their estimated useful  lives which ranged from 5 to 7 years for  equipment,  and 20 to 30 years for buildings.

Expenditures for additions and major improvements were capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

INTANGIBLE  ASSETS - Intangible  assets  consisted of licenses and patents.  The cost of the licenses and patents were  amortized over the lesser of the terms of the related  agreement or the estimated  useful lives of the  respective  asset, ranging from 7 to 12 years.

THIRD-PARTY FINANCING ARRANGEMENTS - The Company previously assigned some of its trade accounts  receivable to various former third-party  financing sources with discount  rates  ranging from .75% to 1.58% at December  31, 2004.  The accounts could be assigned  with or without  recourse  depending on the specific  account being  assigned.  Effective  September 30, 2004, the Company no longer  accepted accounts to be assigned  with  recourse.  At December 31,  2004,  the balance of previously assigned accounts with recourse was $377,465. Management has reviewed the remaining  accounts with recourse at December 31, 2004, and determined  that no accrual is necessary for potential  future recourse  obligations.  At January
31,  2005,  the  balance of  previously  assigned  accounts  with  recourse  had decreased to $315,585,  as customers  made their  regular  payments to the third party finance company.

                                                                             F-9
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (continued)

PRE-SEASON  ORDER  FLOORING - During 2002,  the Company  implemented  its former
Pre-Season Order Program under which the Company paid the flooring  interest for its former dealers who made purchases from the Company under specific provisions of the Pre-Season Order Program.  The Company estimated their future obligations under this  former  program at the time of sale,  reduced  sales  revenues,  and accrued a liability for the estimated future interest  obligation.  This program and the  Company's  obligation  for interest  ceased with the sale to Miller St.
Nazianz, Inc. on November 30, 2004. Total dealer flooring interest was $109,851,
$344,870,  and $113,534 for the years ended  December 31, 2004,  2003, and 2002, respectively.

VOLUME DISCOUNTS - Under the same former  Pre-Season Order Program,  the Company paid volume  discounts to its former  dealers based upon a sliding scale for the volume of orders placed by, and shipped to dealers.  The Company estimated their future  obligations under this former program at the time of sale, reduced sales revenues,  and accrued a liability  for the  estimated  future  volume  discount obligation.  This program  ceased with the sale to Miller St.  Nazianz,  Inc. on
November 30, 2004. Total volume  discounts were $567,606,  $732,458 and $182,765 for years ended December 31, 2004, 2003 and 2002, respectively.

REVENUE RECOGNITION - Prior to the sale to Miller St. Nazianz, Inc., on November
30, 2004,  revenue was recognized  when the customer had placed an order for the product,  the product was delivered or shipped to the customer,  the sales price had been determined, and collection was reasonably assured. The Company included revenues  earned on shipping costs billed to customers in "Net Sales," and costs to ship  products  were  included in "Cost of Sales." Since the Company sold its operating  assets on November 30, 2004, it no longer has any source of operating revenue.

ADVERTISING  COSTS  - The  Company  expensed  advertising  costs  as  they  were incurred.  Advertising expenses for the years ended December 31, 2004, 2003, and
2002 were $221,603, $412,047, and $504,060, respectively.

WARRANTY  RESERVE - Prior to the sale to Miller St.  Nazianz,  Inc., on November
30, 2004, at the time of sale, the Company accrued a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The
Company  reviewed its  historical  warranty  expense and current sales trends in products covered under warranty, and adjusted its warranty reserves accordingly.
Warranty  activity  for the  years  ended  December  31,  2004,  and 2003 was as follows:

                                                2004                2003
                                          -----------------   -----------------

Balance, beginning of year                        $ 74,753           $ 177,384
Charged to expense                                  63,813              93,330
Warranty costs incurred during the year           (125,136)           (195,961)
                                          -----------------   -----------------

Balance, end of year                              $ 13,430            $ 74,753
                                          =================   =================

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
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

The Company has computed,  for pro forma disclosure  purposes,  the value of all options  granted during 2003 and 2002 using the  Black-Scholes  pricing model as prescribed  under  SFAS No.  123.  There were no  options  granted in 2004.  The following  assumptions were made for grants in 2003 and 2002: risk-free interest rate of  2.94%  and  4.41%,  respectively,  expected  life of seven  years,  and dividend  rates  of 0%.  For 2003 and  2002  the  expected  volatility  over the expected lives of the grants was assumed to be 102.52% and 77.04%, respectively.
The weighted-average  fair value of the options granted was estimated to be $.34 in 2003 and $.20 in 2002.

If the Company had  accounted for the value of the options  granted  during 2003 and  2002,  in  accordance  with  SFAS No.  123,  the  Company's  net loss  from discontinued  operations  would  have been  increased  to the pro forma  amounts indicated below:

                                                   2004                    2003                    2002
                                            -------------------      ------------------      -----------------

Net loss from discontinued operations:
        As reported                         $       (4,313,027)      $      (2,753,715)      $       (663,988)
        Pro forma                           $       (4,313,027)      $      (2,766,083)      $       (673,278)

Net loss from discontinued
  operations per share:
        As reported                         $            (0.36)      $           (0.24)      $          (0.06)
        Pro forma                           $            (0.36)      $           (0.24)      $          (0.06)

The resulting pro forma  compensation  costs may not be  representative  of that expected in future years.

NET INCOME PER COMMON SHARE - Basic net income per share is calculated using the weighted-average number of common shares outstanding during each year. Preferred stock dividends were considered in the  computation.  The calculation of diluted net income per share  excludes the effect of potentially  dilutive  common stock equivalents  because  their impact,  when  calculated  using the treasury  stock method,  is antidilutive.  The potentially  antidilutive  shares at December 31,
2004 and 2003, were 1,257 and 6,437 respectively.

                                                                            F-11
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
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

The Company has recorded a deferred tax asset of $3,045,000 and $1,577,772 as of
December 31, 2004 and 2003, respectively. Management has established a valuation allowance of $3,045,000  and  $1,577,772  against  these  deferred tax assets at
December 31, 2004 and 2003, respectively.

SEGMENT INFORMATION -the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related  Information,"  which  establishes  annual and interim
reporting   standards  for  an  enterprise's   operating  segments  and  related
disclosures about its products, services, geographic areas, and major customers.
The Company has  analyzed  the  reporting  requirements  of the standard and has determined that its operations were within a single operating segment.

DISCLOSURE  OF FAIR VALUE OF FINANCIAL  INSTRUMENTS  - The  carrying  amounts of financial instruments including cash and cash equivalents,  accounts receivable, and accounts payable  approximated  fair value as of December 31, 2004 and 2003, because of the  relatively  short  maturity of these  instruments.  The carrying value of notes payable approximated fair value as of December 31, 2004 and 2003, based upon interest rates and terms available for the same or similar loans.

MANAGEMENT  ESTIMATES - The preparation of financial  statements,  in conformity with  generally  accepted  accounting  principles,  requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities,  and disclosure of contingent assets and liabilities at the date of the  financial  statements,  and the  reported  amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.  Significant  estimates used in preparing these financial  statements included  allowances for doubtful accounts  receivable,  inventory  obsolescence reserves,  depreciation  methods for property,  plant and  equipment,  valuation allowance for held for sale assets, valuation allowances for deferred tax assets and reserves for recourse  obligations,  warranty  obligations,  and  Pre-Season
Order flooring interest obligations.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - (continued)

RECENTLY  ISSUED  ACCOUNTING   STANDARDS  -  In  December  2004,  the  Financial
Accounting   Standards  Board  ("FASB")  issued  SFAS  No.  153,  "Exchanges  of
Non-monetary  Assets,  an  Amendment of APB Opinion No. 29." The guidance in APB
Opinion No. 29,  "Accounting  for  Non-monetary  Transactions,"  is based on the principle that exchanges of non-monetary  assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain  exceptions to that principle.  SFAS No. 153 amends APB Opinion
No.  29 to  eliminate  the  exception  for  non-monetary  exchanges  of  similar productive  assets and  replaces it with a general  exception  for  exchanges of non-monetary  assets  that do not  have  commercial  substance.  A  non-monetary exchange  has  commercial  substance  if the future cash flows of the entity are expected to change  significantly  as a result of the exchange.  SFAS No. 153 is effective for  non-monetary  asset  exchanges in fiscal periods  beginning after
June 15, 2005.  The  implementation  of this statement is not expected to have a material impact on the Company's financial statements.

In December  2004,  the FASB issued SFAS No. 123R (revised  2004),  "Share-Based
Payment,"  which is a revision  of SFAS No.  123,  "Accounting  for  Stock-Based
Compensation."  SFAS No. 123R  supersedes  APB Opinion No. 25,  "Accounting  for
Stock Issued to Employees,"  and amends SFAS No. 95,  "Statement of Cash Flows."
Generally,  the approach in Statement 123R is similar to the approach  described in SFAS 123, however,  SFAS 123R requires all share-based payments to employees, including  grants of employee  stock  options,  to be  recognized  in the income statement based on their fair values.  Pro forma  disclosures  seen in Note 2 to the Consolidated Financial Statements, "Summary of Accounting Principles - Stock
Option Plans," will no longer be an alternative.  SFAS No. 123R is effective for interim  periods  beginning  after June 15,  2005.  The  implementation  of this statement is not expected to have a material  impact on the Company's  financial statements.

In November 2004, the FASB issued SFAS No. 151,  "Inventory  Costs, an Amendment of ARB No. 43,  Chapter  4." SFAS No.  151 amends ARB 43,  Chapter 4, to clarify that the abnormal amounts of idle facility expense,  freight, handling costs and wasted  materials  (spoilage) be recognized as current period  charges.  It also requires  that  allocation  of  fixed  production  overheads  to  the  costs  of conversion be based on the normal  capacity of the production  facilities.  SFAS
No. 151 is effective for inventory  costs incurred during fiscal years beginning after June 15, 2005.  The  implementation  of this  statement is not expected to have a material impact on the Company's financial statements.

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

                                                                            F-13
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
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

RECLASSIFICATIONS  -  Certain  reclassifications  have  been  made  to the  2003 financial statements to conform with the 2004 presentation.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DISCONTINUED OPERATIONS

On August 13, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company's operating assets to Miller St. Nazianz, Inc., a Wisconsin  corporation  who will integrate the operations of Ag-Bag into their current farm equipment manufacturing business operations.  On November 30, 2004, the Company's  shareholders  approved the transaction and the Company closed the
Asset Purchase  Agreement dated August 13, 2004.  Upon the closing,  Ag-Bag sold
Miller  substantially  all of our operating assets  (inventory,  equipment,  and patents),  and Miller  assumed  certain  liabilities  relating to the  purchased assets and the operations of our business arising after the closing.  Certain of our assets were excluded.  Miller assumed liabilities  relating to the purchased assets  and  business  that  arose  after  the  closing,  and  paid us net  cash consideration in the amount of $6,427,889.

The following schedule outlines the components of the asset sale to Miller:

        Inventory                                      $ 4,926,889
        Fixed assets                                     1,276,000
        Intangible assets                                  300,000
                                                      -------------
          Subtotal                                       6,502,889
        Less: Warranty                                     (75,000)
                                                      -------------
        Net Proceeds                                   $ 6,427,889
                                                      =============

As a result of the sale to Miller St. Nazianz Inc., the Company  terminated most of its employees,  paid termination  benefits and began making payments pursuant to change of control agreements, during the fourth quarter of 2004.

On April 11, 2000, the Company  entered into Change of Control  Agreements  with its  current  and former  executive  officers,  Messrs  Inman,  Jay,  Wallis and
Schuette,  and Mrs.  Tucker and key  personnel.  These  agreements  provide  for payments to the executive officer or key employee of the Company,  of one year's annual base  salary,  and a bonus of $5,000 for each year of Company  service in excess of five years, in addition to outplacement services and continued Company employee benefit coverage for a one year period,  in the event that such officer is terminated  without cause within the period  governed by the agreement.  As a result of the  change of control  from the  closing of the asset sale to Miller, and the  termination  of  employment  by the Company,  these  agreements  became effective for former  executive  officers  Jay,  Schuette,  and Tucker,  and key personnel.

The total  number of  employees  terminated  pursuant  to the sale to Miller St.
Nazianz Inc.,  which  consisted of office,  customer  service and  manufacturing personnel was 66 through December 31, 2004. The Company currently estimates that
4-5  employees  will remain to run the limited  operations  and wind-down of the
Company and that those  employees will be terminated as their jobs are completed or upon the final distribution and liquidation of the Company.

                                                                            F-15
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DISCONTINUED OPERATIONS - (continued)

The following table outlines these  anticipated  expenses and amounts accrued or incurred through December 31, 2004:

                                                                        Amount accrued      Amount accrued
                                                                          or incurred         or incurred
                                                                      during three-month     for the year
                                                   Amount expected       period ended            ended
                                                   to be incurred        Dec. 31, 2004       Dec. 31, 2004
                                                  -----------------  --------------------  -----------------

One-time termination benefits                      $       130,500    $          130,601    $       130,601

Change of control agreements                             1,200,000             1,204,151          1,204,151

Payment of unused sick/vacation benefits                    46,000                34,294             34,294

Contract termination costs                                  10,500                10,500             10,500

Other costs                                                 60,000                60,000             60,000
                                                  -----------------  --------------------  -----------------

     Total                                         $     1,447,000    $        1,439,546    $     1,439,546
                                                  =================  ====================  =================

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DISCONTINUED OPERATIONS - (continued)

Following is a statement  of  discontinued  operations  as of December 31, 2004,
2003 and 2002,  resulting  from the sale of the Company's  operating  assets and equipment to Miller St. Nazianz Inc.:

                                                                           Years Ended December 31,
                                                         ------------------------------------------------------------
                                                               2004                  2003                 2002
                                                         ------------------    -----------------    -----------------

NET SALES                                                $      20,839,980     $     21,502,654     $     27,189,140

COST OF SALES                                                   19,664,830           18,357,038           22,121,346
                                                         ------------------    -----------------    -----------------

     Gross profit from discontinued operations                   1,175,150            3,145,616            5,067,794

OTHER OPERATING EXPENSES
     Selling expenses                                            1,753,339            2,628,971            3,496,672
     Administrative expenses                                     5,073,867            2,810,904            2,739,811
     (Gain) loss on sale of assets                              (1,380,383)            (185,358)                (500)
     Research and development expenses                             143,389              139,160              219,980
                                                         ------------------    -----------------    -----------------

         Loss from discontinued operations                      (4,415,062)          (2,248,061)          (1,388,169)

OTHER INCOME (EXPENSE)
     Interest income                                                 6,103                    -               45,828
     Interest expense                                             (252,786)            (245,656)            (314,068)
     Joint venture equity and royalties                            219,849              423,074              315,196
     Other                                                          92,307              123,202              141,435
                                                         ------------------    -----------------    -----------------

         Loss from discontinued operations
             before income taxes                                (4,349,589)          (1,947,441)          (1,199,778)

Provision (benefit) for income taxes                                     -              806,274             (535,790)
                                                         ------------------    -----------------    -----------------

LOSS FROM DISCONTINUED OPERATIONS
     BEFORE EXTRAORDINARY ITEM                                  (4,349,589)          (2,753,715)            (663,988)

EXTRAORDINARY ITEM
     Gain from sale of BAW joint venture,
         (net of income tax)                                        36,562                    -                    -
                                                         ------------------    -----------------    -----------------

NET LOSS AND COMPREHENSIVE LOSS
     FROM DISCONTINUED OPERATIONS                        $      (4,313,027)    $     (2,753,715)    $       (663,988)
                                                         ==================    =================    =================

                                                                            F-17
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DISCONTIUED OPERATIONS - (continued)

The following table outlines the expense  categories in the condensed  statement of discontinued  operations as of December 31, 2004,  where the costs accrued or incurred have been recorded:

                                                              Cost of        Selling      Administrative
                                                            Goods Sold      Expenses         Expenses
                                                          --------------  ------------  ------------------

One-time termination benefits                              $    102,973    $   15,139    $         12,489

Change of control agreements                               $          -    $        -    $      1,204,151

Payment of unused sick/vacation benefits                   $     22,116    $    7,744    $          4,434

Contract termination costs                                 $          -    $        -    $         10,500

Other costs                                                $          -    $        -    $         60,000
                                                          --------------  ------------  ------------------
    Total                                                  $    125,089    $   22,883    $      1,291,574
                                                          ==============  ============  ==================

The following table identifies the discontinued  operational  costs payable that have been recorded as a result of the sale to Miller St.  Nazianz Inc.,  and the activity related to those accruals during the period ended December 31, 2004:

                                                      Change of                     Professional                   Personnel &
                                                       Control                       & Public          Asset        Employee
                                                      Liability     Transitional     Reporting      Maintenance      Benefit
                                       Total           & Taxes         Costs           Costs           Costs          Costs
                                  ----------------  -------------  --------------  --------------  -------------  -------------

Balance December 31, 2003          $            -   $          -   $           -   $           -   $          -   $          -

Costs accrued during the period         2,182,694      1,343,709         100,000         305,000         32,208        401,777

Payments made during the period           (58,032)       (39,406)        (18,626)              -              -              -
                                  ---------------------------------------------------------------------------------------------

Balance December 31, 2004         $     2,124,662   $  1,304,303   $      81,374   $     305,000   $     32,208   $    401,777
                                  ================  =============  ==============  ==============  =============  =============

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                            2004                    2003
                                      -----------------       -----------------

Parts and subassembly                 $         51,306        $      2,363,838
Work-in-process and raw materials                    -                 934,986
Machines                                             -               2,784,769
Bags and other finished goods                   36,254                 719,074
                                      -----------------       -----------------

    Total Inventory                             87,560               6,802,667
Less:  Valuation allowance                     (87,560)             (1,021,322)
                                      -----------------       -----------------

    Inventory, net                    $              -        $      5,781,345
                                      =================       =================

NOTE 4       - INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

                                            2004                    2003
                                      -----------------       -----------------

License and patent costs              $              -        $        629,645
Less accumulated amortization                        -                (614,579)
                                      -----------------       -----------------

                                      $              -        $         15,066
                                      =================       =================

Intangible assets were being amortized over their estimated useful lives ranging from 7 to 12 years.  Amortization expense for the years ended December 31, 2004,
2003, and 2002, was $9,080, $8,977, and $7,382, respectively.

                                                                            F-19
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - HELD FOR SALE - PROPERTY, PLANT, AND EQUIPMENT

Property,  plant and equipment has been  reclassified  as held for sale,  and is carried at the lower of cost or market as of  December  31,  2004.  The  Company established  a valuation  allowance  on its held for sale assets at December 31,
2004, in the amount of $174,326. Held for sale net property, plant and equipment at  December  31,  2004,  consists  of the  following:

                                                              2004                  2003
                                                       -------------------    ------------------

Land                                                   $           58,326     $               -
Buildings                                                       1,617,737                     -
Office furniture, fixtures and equipment                          174,326
Leasehold improvements                                             16,040                     -
                                                       -------------------    ------------------
    Total held for sale property, plant and equipment  $        1,866,429
Less:  Valuation allowance                                       (174,326)
                                                       -------------------    ------------------

    Held for sale property, plant, and equipment, net  $        1,692,103     $               -
                                                       ===================    ==================

Certain  property,  plant,  and  equipment  serve as  collateral  for term  debt obligations.

                                                       2004            2003
                                                       -----           ----
Current portion of long-term debt
collateralized by held for sale assets            $ 1,071,488      $        -0-
                                                  ============     =============

Property,  plant,  and  equipment at December  31, 2004 and 2003,  respectively, consisted of the following:

                                                     2004             2003
                                                --------------   --------------

Land                                            $           -    $     160,826
Buildings                                                   -        2,858,539
Vehicles                                                    -          319,133
Office furniture, fixtures, and equipment                   -        2,336,346
Plant equipment                                             -        3,324,125
Rental equipment                                            -          857,238
Leasehold improvements                                      -           80,399
                                                --------------   --------------

    Total property, plant, and equipment                    -        9,936,606
Less accumulated depreciation and amortization              -       (6,702,933)
                                                --------------   --------------

    Property, plant, and equipment, net         $           -    $   3,233,673
                                                ==============   ==============

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - HELD FOR SALE - PROPERTY, PLANT, AND EQUIPMENT - (continued)

The Company previously leased certain assets under capital lease agreements.  At
December 31, 2004 and 2003,  the gross amount of equipment  under capital leases was $ -0-, and $84,622, respectively.  Accumulated depreciation related to items previously  leased  was $ -0-,  and  $84,622,  at  December  31,  2004 and 2003,
respectively.

Depreciation  expense for the years ended December 31, 2004,  2003, and 2002 was
$531,879, $767,003, and $808,880, respectively.

NOTE 6 - LINE OF CREDIT

The  Company  paid off its  operating  line of credit on December 2, 2004 from a portion of the proceeds of its sale to Miller St.  Nazianz Inc.  Pursuant to its agreement with Wells Fargo Business Credit, as a result of the early termination of the  Company's  line  of  credit,  the  Company  incurred  $60,000  in  early termination fees in 2004. The line was subject to renewal on May 14, 2006. Prior to December 2, 2004,  the  Company  had an  operating  line of credit with Wells
Fargo Business  Credit for up to  $3,000,000.  The line of credit was secured by accounts receivable,  inventories,  fixed-asset blanket and general intangibles, and bore  interest at the bank's  prime rate plus 4-3/4 % at  December  31, 2003
(8.75%  at  December  31,  2003).  As  of  December  31,  2003,  $2,090,448  was
outstanding  under the operating line of credit.  The line of credit was subject to certain net worth and income  covenants,  and an annual  capital  expenditure limit. The Company was not in compliance with the net worth and income covenants at December 31, 2003,  and received a waiver for these  covenant  violations  at
December  31,  2003.  In  addition,  the  line was  subject  to  borrowing  base restrictions.  The  borrowing  base was equal to the lesser of the maximum  line amount or the sum of 70% of eligible accounts  receivable plus the lesser of 40%
of eligible inventory or $2,000,000.

                                                                            F-21
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is comprised of the following:

                                                                                  2004                    2003
                                                                            -----------------       -----------------

         Note payable in monthly installments of
         $2,436, including interest at 8.32%, through
         July 2005, secured by certain equipment,
         office furniture and fixtures, and personal
         guarantees of certain shareholders, sub-
         ordinate to building loan and certain equip-
         ment loans                                                         $         22,702        $         48,544

         Note payable, monthly payments of $6,724,
         including interest at 6.84% through August 2014,
         secured by real property                                                    568,170                 607,836

         Note payable in monthly installments of
         $4,969, including interest at 6.62% through
         November 2017, secured by real property                                     480,616                 503,566

         Note payable with the City of Blair,
         Nebraska, with monthly installments of
         $6,607, including interest at 3% through
         September 2004, secured by Blair plant
         and equipment                                                                     -                  58,723

         Note payable in monthly installments of
         $3,105, including interest at 8.75%
         through December 2004, secured by
         certain equipment                                                  $              -        $         35,525
                                                                            -----------------       -----------------

             Total long-term debt and capital lease obligations                    1,071,488               1,254,194
         Less current portion                                                     (1,071,488)*              (182,706)
                                                                            -----------------       -----------------

             Long-term debt and capital lease obligations, net              $              -        $      1,071,488
                                                                            =================       =================

         * - on held for sale assets

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - (continued)

Future maturities of long-term debt and capital lease obligations are summarized as follows:

                                                                                         Capital Lease Obligations
                                                              Long-term       -------------------------------------------------
                                                           Debt Excluding        Minimum           Amount
                                                            Capital Lease         Lease         Representing
                                                             Obligations         Payments         Interest        Principal
                                                         -------------------- --------------- ----------------- ---------------

         Year ending December 31,          2005          $         1,071,488  $            -  $              -  $            -
                                           2006                            -               -                 -               -
                                           2007                            -               -                 -               -
                                           2008                            -               -                 -               -
                                           2009                            -               -                 -               -
                                           Thereafter                      -               -                 -               -
                                                         -------------------- --------------- ----------------- ---------------

                                                         $         1,071,488  $            -  $              -  $            -
                                                         ==================== =============== ================= ===============

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                            2004                    2003                    2002
                                                     -------------------      ------------------      -----------------

         Current:
             Federal                                 $                -       $               -       $              -
             State                                                2,210                   2,210                  2,210
                                                     -------------------      ------------------      -----------------

                                                                  2,210                   2,210                  2,210
                                                     -------------------      ------------------      -----------------

         Deferred:
             Federal                                         (1,216,105)               (692,703)              (342,368)
             State                                             (253,333)                (81,005)               (60,000)
                                                     -------------------      ------------------      -----------------

                                                             (1,469,438)               (773,708)              (402,368)
                                                     -------------------      ------------------      -----------------

         Valuation allowance                                  1,467,228               1,577,772               (135,632)
                                                     -------------------      ------------------      -----------------

                 Income tax expense (benefit)        $                -       $         806,274       $       (535,790)
                                                     ===================      ==================      =================

                                                                            F-23
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - (continued)

Deferred tax assets and liabilities consist of the following:

                                                                                  2004                    2003
                                                                            -----------------       -----------------

         State net operating loss carryforward                              $        260,000        $        214,000
         Federal net operating loss carryforward                                   1,519,000               1,016,000
         General business credit carryforward                                        436,000                 436,000
         Other expenses not currently deductible                                     842,000                  41,772
                                                                            -----------------       -----------------

                 Gross deferred tax asset                                          3,057,000               1,707,772
         Valuation allowance                                                      (3,045,000)             (1,577,772)
                                                                            -----------------       -----------------

                 Net deferred tax assets                                              12,000                 130,000
         Gross deferred tax liability, primarily
             due to differences in depreciation                                      (12,000)               (130,000)
                                                                            -----------------       -----------------

                 Net deferred tax assets                                    $              -        $              -
                                                                            =================       =================

At  December  31,  2004,  the  Company  had a  federal  net  operating  loss  of approximately $4,500,000 available to offset future federal taxable income which begins  expiring  in 2021.  At  December  31,  2004,  the  Company had state net operating  losses of approximately  $3,700,000  available to offset future state taxable  income which begin expiring in 2006 and expire in various years through
2019.  The Company has  established  a valuation  allowance  of $ 3,045,000  and
$1,577,772  against  its  deferred  tax assets at  December  31,  2004 and 2003, respectively.

At December 31, 2004,  the Company has  research  tax credit  carryforwards  for federal  income tax purposes of  approximately  $436,000  that are  available to offset future federal income. These credits can be carried forward through 2022.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
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

                                                            2004                    2003                    2002
                                                     -------------------      ------------------      -----------------

         Statutory federal income tax rate                         (34%)                   (34%)                  (34%)
         General business credits                                     -                       -                     (1)
         Nontaxable earnings of foreign
             joint venture                                           (1)                     (1)                    (4)
         Other                                                        1                       1                     (6)
         Valuation allowance                                         34                      75                      -
                                                     -------------------      ------------------      -----------------

                 Effective tax rates                                 0%                     41%                   (45%)
                                                     ===================      ==================      =================

NOTE 9 - SUPPLEMENTAL DISCLOSURES REGARDING CASH FLOWS

Supplemental disclosure of cash flow information:

                                                            2004                    2003                    2002
                                                     -------------------      ------------------      -----------------

         Cash paid during year for:

             Interest                                $          252,786       $         245,656       $        314,068
             Income taxes                            $           12,955       $           3,385       $          4,280

                                                                            F-25
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 -  SHAREHOLDERS' EQUITY

TREASURY  STOCK - During 2001,  the Company  repurchased  105,000  shares of its common stock from a retiring director for $31,500.

PREFERRED  STOCK - During 2004,  the Company  redeemed all 174,000 shares of the preferred stock outstanding.  The Company maintained life insurance on the owner of the  preferred  stock and exchanged  the life  insurance  policy owned by the
Company,  valued at $363,633, for all of the outstanding shares of the preferred stock, with a book value of $696,000.

STOCK  AWARDS - The  Company has a 1991  Employee  Stock Plan (the Plan) and has
reserved 133,575 shares of common stock for issuance under the Plan. Under terms of the Plan,  stock is awarded to employees at the sole  discretion of the Board of Directors. No awards were granted under the Plan for 2004, 2003, and 2002. At
December  31,  2004,  there were 125,335  shares  available  for grant under the
Employee Stock Plan.

COMMON  STOCK  OPTIONS - The Company  has an  Incentive  Stock  Option Plan (the
Incentive  Plan) and has  reserved  185,000  shares of common stock for issuance under the  Incentive  Plan.  Options  under the  Incentive  Plan are issuable to officers  and  employees  of the  Company  and all option  grants will be at the market  value of the stock at the date of grant.  Vesting  of stock  options  is determined for each grant by the Board of Directors.  During 2004, there were no options  granted  by the  Company,  20,000  shares  were  exercised  and  10,000 unexercised  options  went back into the plan for future use.  At  December  31,
2004,  there were 145,000 shares  available for grant under the Incentive  Stock
Option Plan.

During 1996, the Company adopted a Non-Employee  Director Stock Option Plan (the
Director  Plan) and has reserved  1,000,000  shares of common stock for issuance under the Director  Plan. The Director Plan grants 50,000 options to each member of the Board of Directors  who is not an employee of the Company.  Forty percent of the 50,000  options  vest and become  exercisable  six months after the grant date, another 40% of the options vest and become exercisable two years after the grant date, and the remaining portion of the options vest and become exercisable three  years after the grant date.  Beginning  with the annual  meeting in 2000, those directors who have served a three-year period,  receive an annual grant of
10,000 options which become  exercisable six months after the grant date. During
2004 as a result of the sale to Miller St. Nazianz Inc., all options outstanding under this plan were  accelerated  and became  exercisable  15 days prior to the close of the sale to Miller or they expired.  No options were  exercised  during this acceleration period and 300,000 options previously outstanding, expired and went back into the plan for future use.  No annual  grant  occurred in 2004.  At
December 31, 2004,  there were  1,000,000  shares  available for grant under the
Non-Employee Director Stock Option Plan.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10  - SHAREHOLDERS' EQUITY - (continued)

Transactions and other information  relating to the Company's stock option plans for the three years ended December 31, 2004, are summarized as follows:

                                              The Incentive Plan              The Director Plan
                                          ----------------------------  ------------------------------
                                                          Weighted-                       Weighted-
                                                           Average                         Average
                                                           Exercise                        Exercise        Combined
                                             Shares         Price           Shares          Price           Shares
                                          -------------  -------------  ---------------  -------------  ---------------

         Options outstanding at
             December 31, 2001                  40,000         $ 0.60          390,000         $ 0.84          430,000

         Options granted                        30,000         $    0          120,000         $ 0.29          150,000

         Options expired                       (20,000)        $ 0.86          (60,000)        $ 0.95          (80,000)
                                          -------------                 ---------------                 ---------------

         Options outstanding at
             December 31, 2002                  50,000         $ 0.28          450,000         $ 0.68          500,000

         Options granted                             -         $    -           40,000         $ 0.34           40,000

         Options expired                             -         $    -         (190,000)        $ 0.78         (190,000)
                                          -------------                 ---------------                 ---------------

         Options outstanding at
             December 31, 2003                  50,000         $ 0.28          300,000         $ 0.56          350,000

         Options granted                             -         $    -                -         $    -                -
         Options exercised                     (20,000)        $ 0.25                                          (20,000)
         Options expired                       (10,000)        $ 0.25         (300,000)        $ 0.56         (310,000)
                                          -------------                 ---------------                 ---------------

         Options outstanding at
             December 31, 2004                  20,000         $ 0.33                -         $    -           20,000
                                          =============                 ===============                 ===============

         Options exercisable at
             December 31, 2002                  20,000         $ 0.33          390,000         $ 0.64          410,000
                                          =============                 ===============                 ===============

         Options exercisable at
             December 31, 2003                  30,000         $ 0.30          240,000         $ 0.64          270,000
                                          =============                 ===============                 ===============

         Options exercisable at
             December 31, 2004                  20,000         $ 0.33                -         $    -           20,000
                                          =============                 ===============                 ===============

                                                                            F-27
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY - (continued)

At December 31, 2004,  the Company had  outstanding  options for the purchase of
20,000 shares of common stock as follows:

                              Weighted-                                  Weighted-
                               Average                                    Average
    Number of Options         Exercise         Number of Options         Exercise                                  Average
       Outstanding              Price             Exercisable              Price          Price Range           Remaining Life
--------------------------  --------------- -------------------------  --------------  ------------------  -------------------------

     20,000 options             $ 0.33           20,000 options               $ 0.33     $0.30 - $0.35             2 years

NOTE 11 - FOREIGN SALES ACTIVITY

Export sales from the Company's operations are as follows:

                                                            2004                    2003                    2002
                                                     -------------------      ------------------      -----------------

         Latin America/Mexico                        $           40,942       $          30,540       $        112,956
         Canada                                                 873,902                 861,195              1,147,872
         Germany                                                394,748                 273,303                275,415
         Russia                                                 741,335                       -                      -
         Other                                                  201,740                 168,481                202,008
                                                     -------------------      ------------------      -----------------

                                                     $        2,252,667       $       1,333,519       $      1,738,251
                                                     ===================      ==================      =================

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT VENTURE

On February 27, 1997, the Company entered into a Joint Venture  Agreement (Joint
Venture)   with   Budissa   Agroservice    Gesellschaft   and   formed   Budissa
Agrodienstleistungen und Warenhandels (BAW). On April 27, 2004, the Company sold its  investment  in the BAW  Joint  Venture  (Budissa  Agrodienstleistungen  Und
Warenhandels)  to its  former  German  dealer,  BAG  (Budissa  Agroservice)  for
$500,000 in cash,  payable 30 days from  closing,  to provide  the Company  with working capital.  BAW had no operating income during the period ending April 27,
2004. The Company received the $500,000 on May 26, 2004. The Company  recognized
$36,562 as an extraordinary gain from this sale. Prior to this date, the Company had a 50% interest in BAW which was accounted for under the equity  method.  BAW folds and distributes silage bags throughout  Europe. The Company's  accumulated deficit was reduced by  undistributed  equity earnings from BAW in the amount of
$441,229 as of December 31, 2003.

                                                                                  2004                    2003
                                                                            -----------------       -----------------

         Initial investment                                                 $         22,209        $         22,209
         Accumulated earnings, beginning of year                                     441,229                 375,729
         Sale of BAW investment                                                     (500,000)                      -
         Extraordinary gain recognized on sale of investment                          36,562                       -
         Deferred folder sale gain                                                         -                 (86,464)
         Share of income for the year                                                      -                  65,500
                                                                            -----------------       -----------------

         Investment, end of year                                            $              -        $        376,974
                                                                            =================       =================

On February 27, 1997,  BAW also entered into a lease  agreement with the Company for the use of a folding  machine.  Royalties  were earned by the Company  based upon the  poundage  folded by BAW.  In 2003,  2002,  and 2001,  income from this agreement was $200,000, $190,000 and $168,000,  respectively.  On June 30, 2003, the  Company  sold the  depreciated  folding  machine to the Joint  Venture  for
$400,000,  which terminated this folding lease agreement. The sale resulted in a gain of $345,836,  of which  $172,918 was deferred.  The deferred gain was being recognized  over the  estimated  useful  life of the  asset on BAW's  books.  At
December 31, 2004, the remaining  deferred gain was $ -0-, as the investment was sold in 2004.

On December 18, 2000,  the Company  entered into an agreement with Dresdner Bank to  guarantee up to 511,292 Euro  ($535,987  USD) as security for an  additional cash credit  facility of BAW. On August 5, 2003,  the  guarantee  was reduced by
Dresdner Bank to 250,000 Euro ($312,500  USD). Upon the sale of BAW in 2004, the
Company was relieved of its  guarantee  with  Dresdner  Bank.  There was no Euro outstanding  under this  additional  cash credit  facility at December 31, 2003.
Upon  modification of the agreement during 2003,  management  estimated the fair value of the  guarantee  to be $15,000.  The  Company had  recorded an accrued a liability of $15,000 at December 31, 2003, which was relieved upon  cancellation of the guarantee in 2004.

                                                                            F-29
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT VENTURE - (continued)

Condensed  financial  statements for the Company's Joint Venture in Germany were as follows:

                                                            2004                    2003                    2002
                                                     -------------------      ------------------      -----------------
                                                                            (Dollars in thousands)

         Current assets                              $                -       $           1,438       $          1,265
         Property, plant, and equipment, net                          -                   1,301                    842
         Other assets                                                 -                      28                      8
                                                     -------------------      ------------------      -----------------

         Total assets                                $                -       $           2,767       $          2,115
                                                     ===================      ==================      =================

         Current liabilities                         $                -       $             547       $            377
         Long-term liabilities                                        -                   1,052                    797
                                                     -------------------      ------------------      -----------------

         Total liabilities                                            -                   1,599                  1,174
                                                     -------------------      ------------------      -----------------

         Shareholders' equity                                         -                   1,075                    869
         Minority interest                                            -                      93                     72
                                                     -------------------      ------------------      -----------------

         Total shareholders' equity                                   -                   1,168                    941
                                                     -------------------      ------------------      -----------------

         Total liabilities and shareholders'
             equity                                  $                -       $           2,767       $          2,115
                                                     ===================      ==================      =================

         Net sales                                   $                -       $           4,718       $          3,758
         Cost of goods sold                                           -                  (3,362)                (2,591)
                                                     -------------------      ------------------      -----------------

         Gross profit                                                 -                   1,356                  1,167
         Selling and administrative
             expenses                                                 -                  (1,130)                  (687)
         Other income (expense)                                       -                     (25)                   (29)
         Income taxes                                                 -                     (96)                  (163)
                                                     -------------------      ------------------      -----------------

         Net income (*)                              $                -       $             105       $            288
                                                     ===================      ==================      =================

         *Attributed to other shareholders           $                -       $               8       $             15
                                                     ===================      ==================      =================

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - BAW JOINT VENTURE - (continued)

The condensed balance sheets were translated from the Euro to the U.S. Dollar at the exchange  rate in effect at December 31, 2003 and 2002.  The exchange  rates used at December  31, 2003,  and 2002,  for the balance  sheets were $1.25,  and
$1.05,  respectively.  The condensed income  statements were translated from the
Euro to the U.S.  Dollar at the average  exchange rate in effect at December 31,
2003 and 2002.  The average  exchange rates used at December 31, 2003, and 2002, for the income statements were $1.13, and $.95, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

PURCHASE  COMMITMENTS  - The  Company  purchased  its  Tri-Dura(R)  rolls from a company  owned by Steven  G. Ross  (Supplier)  pursuant  to a supply  agreement.
Steven G. Ross is a 15.03% stockholder in the Company and President of a company which  competed  with the  Company's  Tri-Dura(R)  bags.  The  supply  agreement provided  that the Company  purchase  all of its  plastic  rolls,  with  certain exceptions, from Supplier through at least December 31, 2007. Thereafter, either the Company or Supplier  could  terminate the supply  agreement  upon two years'
prior  written  notice.  The Company  could  purchase  plastic  rolls from other suppliers to the extent  Supplier was unable to supply  plastic  rolls under the supply agreement. Since the Company's sale of its operating assets and equipment to Miller St.  Nazianz  Inc.,  the  Company no longer had any  requirements  for plastic  rolls under this supply  agreement.  On February 9, 2005 in  settlement with supplier, the supply agreement was terminated.  Total purchases from Steven
G. Ross for the years ended December 31, 2004, 2003, and 2002, were in excess of
$6 million annually.

LEASE  COMMITMENTS - The Company  leases land under a  noncancellable  operating lease. This lease requires monthly payments with terms that expire through 2014.
Total rent expense under all operating  leases for the years ended  December 31,
2004, 2003, and 2002, totaled $20,496, $60,036 and $66,361, respectively.

Future  minimum lease  payments  under  noncancellable  operating  leases are as follows:

Years ending December 31,         2005                             $ 20,496
                                  2006                               20,496
                                  2007                               20,496
                                  2008                               20,496
                                  2009                               20,496
                                  Thereafter                        123,000
                                                           -----------------

                                                                  $ 225,480
                                                           =================

                                                                            F-31
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES - (continued)

REAL ESTATE LISTING  COMMITMENT - The Company entered into a Commercial  Brokers
Association  exclusive  sale  listing  agreement  in 2004  for  the  sale of its
Warrenton, Oregon property. The agreement provides for a 5% brokerage commission to be paid based upon the gross  sales  price of the  property.  This  exclusive listing  agreement  expires on June 30, 2005, with a six-month tail on brokerage commission if the property is subsequently  sold to a party contacted during the engagement.  Any commission  earned on this  commitment  will be paid out of the proceeds of the sale.

CONTINGENCIES  - The Company is involved in  litigation  matters that are in the normal course of business.  Management is of the opinion that these matters will
not  have  a  material  effect  on  the   accompanying   financial   statements.
Accordingly,  no  provision  for these  matters  is  included  in the  financial statements for the year ended December 31, 2004.

NOTE 14 - CONCENTRATION OF CREDIT RISK

Financial  instruments  which  potentially  subject  the  Company to credit risk consist of cash and receivables.  The Company's cash balances are with federally insured banks and  periodically  exceed insured limits.  The Company's  invested cash  balances are with Wells Fargo  Brokerage  Services,  LLC, in floating rate money market and par municipal general obligation bonds, which are not federally insured.

The Company has  outstanding  accounts  receivable  balances  with two customers totaling  approximately  $604,790 at December 31, 2004. These balances represent
78% of the  accounts  receivable  balance at December  31, 2004 and were largely comprised of amounts owing from the sale to Miller St. Nazianz, Inc.

NOTE 15 - 401(K) PROFIT SHARING PLAN

The Company has a qualified  401(k)  profit  sharing plan covering all full-time personnel with at least one year of continuous service.  Employer  contributions to the plan are at the discretion of the Company's management.  No contributions were made by the Company to the 401(k) profit  sharing plan in 2004 or 2003. The
Company's  eligible  employees  made  contributions  to the plan of $147,607 and
$196,292  for the years  ended  December  31, 2004 and 2003  respectively.  As a result  of the  sale to  Miller  St.  Nazianz  Inc.,  and the  ensuing  employee terminations,  the  Company's  401(k) plan  incurred a partial plan  termination during 2004.

--------------------------------------------------------------------------------

                                                           AB HOLDING GROUP INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - QUARTERLY FINANCIAL DATA - (UNAUDITED)

                                                                2004                                       2003
                                               ---------------------------------------- -------------------------------------------
                                                  Q-1       Q-2       Q-3         Q-4       Q-1       Q-2         Q-3         Q-4
                                               --------- --------- --------- ---------- ---------- --------- ----------  ----------
                                                       (Dollars in thousands)                     (Dollars in thousands)

         Loss from discontinued operations
             before extraordinary items
             as previously reported             $  (409)  $  (172)  $  (385)  $ (3,347)  $    (49)  $   (34)  $   (317)   $ (2,354)
         Extraordinary item - Gain on sale
             of BAW investment                        -       (36)        -          -          -         -          -           -
                                               --------- --------- --------- ---------- ---------- --------- ----------  ----------
         Loss from discontinued operations
             before extraordinary items         $  (409)  $  (208)  $  (385)  $ (3,347)  $    (49)  $   (34)  $   (317)   $ (2,354)
                                               ========= ========= ========= ========== ========== ========= ==========  ==========

         Extraordinary item - Gain on sale
             of BAW investment                  $     -   $    36   $     -   $      -   $      -   $     -   $      -    $      -
                                               ========= ========= ========= ========== ========== ========= ==========  ==========

         Net loss from discontinued
             operations                         $  (409)  $  (172)  $  (385)  $ (3,347)  $    (49)  $   (34)  $   (317)   $ (2,354)
                                               ========= ========= ========= ========== ========== ========= ==========  ==========

         Basic and diluated net loss
             per common share:
                 Discontinued operations        $ (0.03)  $ (0.02)  $ (0.03)  $  (0.28)  $  (0.01)  $     -   $  (0.03)   $  (0.20)
                 Extraordinary item                   -         -         -          -          -         -          -           -
                                               --------- --------- --------- ---------- ---------- --------- ----------  ----------
                                                $ (0.03)  $ (0.02)  $ (0.03)  $  (0.28)  $  (0.01)  $     -   $  (0.03)   $  (0.20)
                                               ========= ========= ========= ========== ========== ========= ==========  ==========

The gain from the sale of the Company's BAW investment  was previously  reported as a gain  from  the sale of  assets  for  second  quarter  financial  reporting purposes  included in loss from  discontinued  operations  before  extraordinary items.  This gain has been  reclassified  as an  extraordinary  item for  annual financial  reporting  purposes at  December  31,  2004.  The effect on loss from discontinued  operations before  extraordinary  items as previously  reported is reflected above.

                                                                            F-33
--------------------------------------------------------------------------------

AB HOLDING GROUP INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - 2003 GOING CONCERN

The Company incurred net losses of $2,753,715, $663,988, and $164,150 during the years ended December 31, 2001-2003, and had an accumulated deficit of $3,696,569 at December 31, 2003.  The Company also had negative cash flows from  operations of  $1,341,605  for the year ended  December  31,  2003.  The Company was out of compliance with their net worth and earnings  covenants under the line of credit agreement with their primary lender, Wells Fargo Business Credit.

Management  believed their recent weak  operating  results were primarily due to depressed milk prices in the agricultural  sector,  which had a direct impact on the disposable income of their dairy farmer customers. Management estimated that over 75% of their end users were dairy farmers.  Management  believed that dairy
farmers  were  delaying  or  eliminating  capital   expenditures  due  to  their
uncertainties  regarding  milk prices and their  disposable  income.  Management
further   believed   that  early   predictions   for  2004  showed  milk  prices
significantly  higher  than the  historically  low  levels  seen for much of the previous years and expected  operating results to improve as dairy farmers began to see increases in their  disposable  income through  stabilizing  milk prices.
Management  also felt that its dealers  were  conservative  on their  pre-season orders for 2003-04 as a result of the prolonged, depressed milk price situation.
It was  managements  feeling  that some of its  dealers  would  have the need to re-order  additional  product  during  the  year as a result  of the  forecasted improving  milk  price,  which  would  help  them  sell out of  their  remaining inventories  currently  in their dealer  stock.  If this  happened,  there was a potential  for higher  gross  margins for the  Company,  as the dealer  would be re-ordering  outside of the pre-season  order program terms which provided for a
lower  volume  discount  on  their  re-orders.   In  addition,   management  had
implemented an expense reduction plan. Specifically,  management had implemented staff reductions and reduced salaries of senior management. Nonessential capital expenditures,  travel and other  expenses  were either  eliminated or postponed.
Management had also been considering  other changes to their business model such as opportunities to sell the business,  refinance its Warrenton, Oregon facility
(which had only a small  economic  development  loan  outstanding  against  this collateral),  consolidate  or  dispose  of  manufacturing  facilities,  or other tangible or intangible  assets,  including selling the Company's 50% interest in its joint venture, or take out a policy loan against the life insurance policies that were in force in which the Company was the beneficiary, to provide positive cash flows to the Company.

Because it was unclear whether the Company would be successful in  accomplishing these objectives,  there was uncertainty about the Company's ability to continue as a going concern.  The financial  statements  did not include any  adjustments that might be  necessary  should the  Company be unable to  continue  as a going concern.

--------------------------------------------------------------------------------

                                                       SUPPLEMENTAL INFORMATION
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
AB Holding Group Inc.

Under date of February 3, 2005,  we reported on the balance  sheet of AB Holding
Group Inc., (fka: Ag-Bag International Limited) as of December 31, 2004, and the
related statement of operations and comprehensive loss, changes in shareholders'
equity, and cash flows for the year ended December 31, 2004, as contained in the annual report on Form 10-K for the year 2004.  In  connection  with our audit of the aforementioned financial statements, we also audited the related schedule of
Valuation and Qualifying  Accounts.  This schedule is the  responsibility of the
Company's  management.  Our  responsibility  is to  express  an  opinion  on the financial statement schedule based on our audit.

In our  opinion,  the  schedule  of  Valuation  and  Qualifying  Accounts,  when considered  in  relation  to the basic  financial  statements  taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Semple & Cooper, LLP

February 3, 2005
Phoenix, Arizona

                                                                            F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
AB Holding Group Inc., (fka: Ag-Bag International Limited)

Under date of February 20, 2004,  we reported on the balance sheet of AB Holding
Group Inc., (fka: Ag-Bag International Limited) as of December 31, 2003, and the
related   statements  of  operations   and   comprehensive   loss,   changes  in
shareholders'  equity, and cash flows for the years ended December 31, 2003, and
2002,  as  contained  in the annual  report on Form 10-K for the year  2003.  In connection with our audits of the aforementioned  financial statements,  we also audited the related schedule of Valuation and Qualifying Accounts. This schedule is the  responsibility  of the Company's  management.  Our  responsibility is to express an opinion on the financial statement schedule based on our audits.

In our  opinion,  the  schedule  of  Valuation  and  Qualifying  Accounts,  when considered  in  relation  to the basic  financial  statements  taken as a whole, presents fairly,  in all material  respects,  the information  pertaining to the years ended December 31, 2003, and 2002, set forth therein.

/s/ Moss Adams, LLP

February 20, 2004
Medford, Oregon

                                                                            F-36

                                                           AB HOLDING GROUP INC.
                                               VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                    Beginning            Costs and           Net of             End of
      Description                                    of Year             Expenses          Recoveries            Year
---------------------------------------------     ---------------      --------------     -------------     ---------------

     Year ended December 31, 2004:
         Allowance for doubtful accounts          $      204,081       $      26,581      $    (67,194)     $      163,468
         Warranty reserve                         $       74,753       $      63,813      $   (125,136)     $       13,430
         Inventory valuation reserve              $    1,021,322       $           -      $   (933,762)     $       87,560
         Tax asset valuation reserve              $    1,577,772       $   1,467,228      $          -      $    3,045,000
         Held for sale assets valuation reserve   $            -       $     174,326      $          -      $      174,326

     Year ended December 31, 2003:
         Allowance for doubtful accounts          $      203,595       $      32,579      $    (32,093)     $      204,081
         Warranty reserve                         $      177,384       $      93,330      $   (195,961)     $       74,753
         Inventory valuation reserve              $      731,322       $     290,000      $          -      $    1,021,322
         Tax asset valuation reserve              $            -       $   1,577,772      $          -      $    1,577,772

     Year ended December 31, 2002:
         Allowance for doubtful accounts          $      203,350       $      73,000      $    (72,755)     $      203,595
         Warranty reserve                         $      124,482       $     328,041      $   (275,139)     $      177,384
         Inventory valuation reserve              $      652,322       $     179,000      $   (100,000)     $      731,322
         Tax asset valuation reserve              $      135,632       $           -      $   (135,632)     $            -

                                                                            F-37
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------
EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
-------               ----------------------

3.1           Restated Certificate of Incorporation(2)(8)
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
10.9          Third Amendment to Credit and Security Agreement(6)
11            Statement re computation of earnings per share
12            Statement re computation of ratios
21            Subsidiaries of Registrant
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1          Press Release dated August 16, 2004(7)
99.2          Asset Purchase Agreement dated August 13, 2004(7)

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
     1996
(4)  Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
     2000
(5)  Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
     2003
(6)  Filed as exhibit to the Form 10-Q for the quarter ended March 31, 2004
(7)  Filed as exhibit to the Form 10-Q for the quarter ended June 30, 2004
(8)  Filed as exhibit to the Form 10-K for the fiscal year ended December 31,
     2004

                                       49