Form 10-Q
period 2005-03-31
AB HOLDING GROUP, INC.
filed 2005-05-16
CIK 842289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      March 31, 2005

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

The registrant has one class of Common Stock with 11,976,991 shares outstanding as of May 10, 2005.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AB HOLDING GROUP INC.
CONDENSED BALANCE SHEETS

ASSETS

	March 31 (Unaudited)		December 31
	2005	2004	2004
Current assets:
Cash and cash equivalents	$2,252,530	$58,319	$2,982,728
Accounts receivable	276,335	1,783,848	632,132
Inventory	-	-	-
Prepaid expenses and other
current assets	131,910	355,764	131,074
Assets held for sale, net	1,690,505	1,692,103	1,692,103
Assets of discontinued
operations, net	-	6,825,933	-

Total current assets	4,351,280	10,715,967	5,438,037
Intangible assets, less
accumulated amortization	-	-	-
BAW joint venture	-	398,589	-
Other assets	-	449,446	-

Total assets	$4,351,280	$11,564,002	$5,438,037

(Continued)

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.

CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31 (Unaudited)		December 31
	2005	2004	2004
Current liabilities:
Notes payable to bank	$-	$1,951,375	$-
Current portion of long term
debt(on assets held for
sale)	1,048,158	1,217,678	1,071,488
Accounts payable	63,133	1,446,170	254,406
Accrued expenses and other
current liabilities	197,707	974,868	358,170
Discontinued operational
costs payable	1,529,472	-	2,124,662
Income tax payable	1,900	2,210	2,210
Liabilites of discontinued
operations	-	81,888	-

Total liabilities	2,840,370	5,674,189	3,810,936

Commitments
Shareholders' equity:
Preferred stock, $4LV 8 1/2%
nonvoting	-	696,000	-
Common stock, $.01 par value	120,819	120,619	120,819
Additional paid-in capital	9,547,378	9,210,211	9,547,378
Treasury stock	(31,500)	(31,500)	(31,500)
Accumulated deficit	(8,125,787)	(4,105,517)	(8,009,596)

Total shareholders' equity	1,510,910	5,889,813	1,627,101

Total liabilities and
shareholders' equity	$4,351,280	$11,564,002	$5,438,037

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2004	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(8,009,596)	$1,627,101
Net loss and comprehensive loss						(116,191)	(116,191)

Balance March 31, 2005	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(8,125,787)	$1,510,910

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31 (Unaudited)
	2005	2004
Net rental income	$78,570	$-
Cost on rental income	36,952	-

Gross profit from rental operations	41,618	-
Administrative expenses	13,419	-

Income from rental operations	28,199	-
Other income (expense):
Interest income	15,647	-
Miscellaneous	9,001	-

Income from continuing operations before
provision for income taxes	52,847	-
Provision for income taxes	-	-

Income from continuing operations	52,847	-
Discontinued operations
Loss from discontinued operations	(169,038)	$(408,948)

Net loss and comprehensive loss	$(116,191)	$(408,948)

Basic and diluted net loss per common share
From continuing operations	$-	$-
From discontinued operations	(.01)	(.03)

	$(.01)	$(.03)

Basic and diluted weighted-average
number of common shares outstanding	11,976,991	11,956,991

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31 (Unaudited)
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$52,847
Net loss from discontinued operations	(169,038)	$(408,948)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	-	65,982
Proceeds from sale of assets	1,598	3,253
Changes in assets and liabilities:
Accounts receivable	355,797	(557,458)
Inventories	-	-
Assets of discontinued operations	-	445,182
Prepaid expenses and other current
assets	(836)	(103,956)
Accounts payable	(191,273)	509,217
Discontinued operational costs payable	(595,190)	-
Accrued expenses and other current
liabilities	(160,463)	87,890
Liabilities of discontinued operations	-	7,135
Income tax payable	(310)	-
Other assets	-	20,452

Net cash provided/(used) in operating
activities	(706,868)	68,749

Cash flows from investing activities:
Capital expenditures	-	(2,369)

Net cash used in investing activities	-	(2,369)

Cash flows from financing activities:
Net proceeds from (payments on) line
of credit	-	(139,073)
Principal payments on debt	(23,330)	(36,516)

Net cash used by financing activities	(23,330)	(175,589)

Net decrease in cash	(730,198)	(109,209)
Cash and cash equivalents at beginning
of period	2,982,728	167,528

Cash and cash equivalents at end of period	$2,252,530	$58,319

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
Notes to Condensed Financial Information
(Unaudited)

Note 1 - Description of Business and Summary of Significant

Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. As discussed in the Company’s Form 10-K for the year ended December 31, 2004, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company, were sold to Miller St. Nazianz Inc., on November 30, 2004. Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Discontinued Operations

On August 13, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of the Company’s operating assets to Miller St. Nazianz, Inc., a Wisconsin corporation who integrated the former operations of Ag-Bag into their farm equipment manufacturing business operations. On November 30, 2004, the Company’s shareholders approved the transaction and the Company closed the Asset Purchase Agreement dated August 13, 2004. Upon the closing, Ag-Bag sold Miller substantially all of our operating assets (inventory, equipment, and patents), and Miller assumed certain liabilities relating to the purchased assets and the operations of our business arising after the closing. Certain of our assets were excluded.

As a result of the sale to Miller St. Nazianz Inc., the Company terminated most of its employees, paid termination benefits and began making payments pursuant to change of control agreements, during the fourth quarter of 2004.

On April 11, 2000, the Company entered into Change of Control Agreements with its current and former executive officers, Messrs Inman, Jay, Wallis and Schuette, and Mrs. Tucker and key personnel. These agreements provide for payments to the executive officer or key employee of the Company, of one year’s annual base salary, and a bonus of $5,000 for each year of Company service in excess of five years, in addition to outplacement services and continued Company employee benefit coverage for a one year period, in the event that such officer is terminated without cause within the period governed by the agreement. As a result of the change of control from the closing of the asset sale to Miller, and the termination of employment by the Company, these agreements became effective for former executive officers Jay, Schuette, and Tucker, and key personnel.

The total number of employees terminated pursuant to the sale to Miller St. Nazianz Inc., which consisted of office, customer service and manufacturing personnel was 78 through March 31, 2005. The Company currently estimates that 4-5 employees will remain to run the limited operations and wind-down of the Company and that those employees will be terminated as their jobs are completed or upon the final distribution and liquidation of the Company.

The following table outlines these anticipated expenses and amounts accrued or incurred through March 31, 2005:

	Amount expected to be incurred	Amount accrued or incurred during three-month period ended March 31, 2005	Cumulative amount accrued or incurred to date since Nov. 30, 2004

One-time termination benefits	$130,500	-	$130,601
Change of control agreements	1,200,000	-	1,204,151
Payment of unused sick/vacation benefits	46,000	-	34,294
Contract termination costs	10,500	-	10,500
Other costs	60,000	-	60,000

Total	$1,447,000	-	$1,439,546

The following table identifies the discontinued operational costs payable that have been recorded as a result of the sale to Miller St. Nazianz Inc., and the activity related to those accruals during the quarter ended March 31, 2005:

	Total	Change of Control Liability & Taxes	Transitional Costs	Professional & Public Reporting Costs	Asset Maintenance Costs	Personnel & Employee Benefit Costs

Balance December 31, 2004	$2,124,662	$1,304,303	$81,374	$305,000	$32,208	$401,777

Costs accrued during the period	169,038	-	-	175,177	-	(6,139)

Payments made during the period	(764,228)	(220,676)	(54,662)	(357,642)	(9,384)	(121,864)

Balance March 31, 2005	$1,529,472	$1,083,627	$26,712	$122,535	$22,824	$273,774

Following is a statement of discontinued operations as of March 31, 2005 and 2004, resulting from the sale of the Company’s operating assets and equipment to Miller St. Nazianz Inc.:

	Three-Months Ended March 31, (unaudited)
	2005	2004

NET SALES	$-	$4,205,698

COST OF SALES	-	3,383,763

Gross profit from discontinued operations	-	821,935

OTHER OPERATING EXPENSES
Selling expenses	-	498,471
Administrative expenses	169,038	692,993
Research and development expenses	-	50,568

Loss from discontinued operations	(169,038)	(420,097)

OTHER INCOME (EXPENSE)
Interest expense	-	(70,818)
Joint venture equity and royalties	-	33,430
Other	-	48,537

Loss from discontinued operations
before income taxes	(169,038)	(408,948)

Provision (benefit) for income taxes	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(169,038)	$(408,948)

Assets held for sale

Assets held for sale, net consist of the following:

	March 31 (Unaudited)		December 31
	2005	2004	2004
Held for sale (property, plant & equipment, net)	$1,690,505	$1,692,103	$1,692,103

Assets held for sale, net	$1,690,505	$1,692,103	$1,692,103

Assets and Liabilites of Discontinued Operations

On November 30, 2004, the Company’s shareholders approved the Asset Purchase Agreement to sell substantially all of the Company’s operating assets to Miller St. Nazianz, Inc. Upon closing, Ag-Bag International sold Miller substantially all of the operating assets (inventory, equipment and patents), and Miller assumed certain liabilities relating to the purchased assets and operations of the business.

The assets and liabilities of Ag-Bag International included in the transaction are presented in the Condensed Balance Sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” as of March 31, 2004. The carrying amounts of the major classes of these assets and liabilities as of March 31, 2004 are summarized as follows:

March 31, 2004
Assets:
Fixed assets, net	$1,692,103
Inventory, net	5,437,531
Intangibles, net	12,590

Assets of discontinued operations	$6,825,933

Liabilities:
Warranty reserve	$81,888

Liabilities of discontinued operations	$81,888

Inventories

Inventories consist of the following:

	March 31 (Unaudited)		December 31
	2005	2004	2004
Total Inventory	87,560	-	$87,560
Less: Valuation Allowance	(87,560)	-	(87,560)

Inventory, net	$-	$-	$-

Inventories are stated at the lower of cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

BAW Joint Venture

On February 27, 1997, the Company entered into a Joint Venture Agreement (Joint Venture) with Budissa Agroservice Gesellschaft and formed Budissa Agrodienstleistungen und Warenhandels (BAW). On April 27, 2004, the Company sold its investment in the BAW Joint Venture (Budissa Agrodienstleistungen Und Warenhandels) to its former German dealer, BAG (Budissa Agroservice) for $500,000 in cash, payable 30 days from closing, to provide the Company with working capital. BAW had no operating income during the period ending March 31, 2004. The Company received the $500,000 on May 26, 2004. The Company recognized $36,562 as an extraordinary gain from this sale during the second quarter of 2004. Prior to this date, the Company had a 50% interest in BAW which was accounted for under the equity method. BAW folded and distributed silage bags throughout Europe.

Seasonal Fluctuations

Prior to the closing of the Asset Sale, the core business of the Company was historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company’s operations resulted in between 53-69% of the Company’s former revenue being generated during the spring and summer (2nd and 3rd Quarters). In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company’s dealer’s placed their next year’s annual product requirements order in advance. This allowed the Company to know in advance its production mix which in turn allowed leveling of production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company’s third-party financing programs. This however, brought seasonality back into play for the Company, as shipments under the dealer bank program were at the timing of the dealer rather than the Company under the terms of the program. The Company’s trade-off with shipment flexibility however, was lower overall financing costs under the dealer bank program versus the pre-season ordering program. Approximately 50% of the Company’s dealers used the local dealer bank financing program option. This pre-season order program terminated with the Asset Sale on November 30, 2004. The three-month results are not indicative of the estimated results for a full fiscal year.

Warranty

As a result of the Asset Sale, Miller has assumed all warranty obligations for items sold after November 30, 2004, the date of closing. Prior to the Asset Sale to Miller St. Nazianz, Inc., on November 30, 2004, at the time of sale, the Company accrued a liability for the estimated future costs to be incurred under the provisions of its warranty agreements. The Company reviewed its historical warranty expense and current sales trends in products covered under warranty, and adjusted its warranty reserves accordingly.

The activity in that account for the quarters ended was as follows:

	March 31, 2005	March 31, 2004
Balance, beginning of the period	$13,430	$74,753
Charged to expense	-	29,781
Warranty costs incurred during the quarter	( -)	(22,646)

Balance, end of quarter	$13,430	$81,888

Income Taxes

Income taxes are lower than the expected statutory rates due to the Company’s net operating loss carryforwards, recognition of tax benefits of the research and development tax credit and the non-taxability of income from the Company’s former investment in its BAW Joint Venture and the extraterritorial income exclusion, prior to its sale during the second quarter of 2004. In addition, management has established a valuation allowance of $3,057,000 to fully reserve against its deferred tax assets at March 31, 2005.

Stock option plan

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. Accordingly, compensation expense related to grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” additional compensation expense would have been recognized.

There were no options granted during the quarters ended March 31, 2005 or 2004. Therefore, the pro-forma effect on net loss for stock options granted is the same as the net loss reported:

	March 31, 2005	March 31, 2004
Net loss:
As reported	$(116,191)	$(408,948)
Pro forma	$(116,191)	$(408,948)

Net loss per share from
discontinued operations:
As reported	(.01)	(.03)
Pro forma	(.01)	(.03)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in

APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures seen in Note 2 to the Consolidated Financial Statements, “Summary of Accounting Principles – Stock Option Plans,” will no longer be an alternative. SFAS No. 123R is effective for calendar year filers with the interim period ending March 31, 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. The implementation of this statement did not have a material impact on the Company’s financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

General

Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, on file with the Securities and Exchange Commission (“SEC”). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended March 31, 2005, compared to the results of operations for the three-month period ended March 31, 2004, and to changes in the Company's financial condition from December 31, 2004 to March 31, 2005. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Recent Developments

On November 30, 2004, Ag-Bag International Limited (now known as AB Holding Group Inc.), (the “Company”) completed the sale of substantially all its operating assets (the “Asset Sale”) to Miller St. Nazianz Inc., (“Miller”) and Miller assumed certain liabilities relating to the purchased assets and the operation of our business arising after the closing. The assets acquired by Miller consisted of substantially all of the operating assets of the Company including: Inventory, Equipment, and Intangible assets.

Some of the Company’s assets were excluded from the Asset Sale. Because Miller is an existing company with its own manufacturing facilities, Miller did not need to purchase the Company’s real estate, paint booths and systems, or Visual computer system. The excluded assets consisted of:

•	cash;
•	accounts receivable;
•	real estate;
•	paint booths and systems;
•	Visual computer system;
•	corporate minute and stock record books and corporate seal, general accounting records and books of original entries, checkbooks and cancelled checks, and tax returns, reports and related records of the Company (“Corporate Records”); and
•	rights and interest in and to any contracts not assumed by Miller, if any; and
•	a plastics supply agreement with UpNorth (“UpNorth”).

The Asset Sale resulted in the elimination of the Company’s historical farm feed management and composting system operations with a corresponding elimination of substantially all of the Company’s operating revenue and related operating expenses. The Company’s only operations currently consist of converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can either dissolve and liquidate or sell to another party by merger or another method. Therefore, except as otherwise specifically set forth in this report, the results of operations of the historical business set forth in this report do not reflect the effects on the Company’s operations which resulted from the closing of the Asset Sale.

The taxable gain generated as a result of the Asset Sale was offset by the utilization of net operating loss carry forwards.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements included in Item 15 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2004. The Company believes its most critical accounting policies include inventory obsolescence reserves, held for sale assets valuation reserves, allowance for doubtful accounts, accounting for warranty reserves, accounting for income taxes, recourse obligation reserves and previously accounting for pre-season order flooring interest. Most of these policies related to the Company’s historical silage bagging operations and certain of the policies may not necessarily apply to, or have the same impact on, the Company’s current or future operations.

The $87,560 estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage and forecasted usage and inventory shelf life. The Company’s estimates of market value incorporate projections of future sales volume by product class. Prior to the closing of the Asset Sale, in estimating the market value of parts inventory items, the Company reviewed current inventory levels in relation to sales forecasts and adjusted the valuation reserve accordingly. For the remaining categories of inventory, the Company established a reserve balance based on the aging of the specific inventory items. As trends in those variables changed, the percentages applied to the inventory aging categories were updated.

The $174,326 estimate for assets held for sale valuation reserves was developed using the Company’s fixed asset report, combined with estimates of fair market value, marketability, usability/specialization of the asset by a potential purchaser, and asset life of those remaining assets held for sale. As trends in these variables change, the assets held for sale valuation reserve is updated.

The $68,859 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and a general reserve of $10,000, which is deemed appropriate for the level of remaining receivables carried by the Company from its former operations. Prior to the closing of the Asset Sale, accounts where specific information indicated a potential loss may exist were reviewed and a specific reserve against amounts due was recorded. As additional information became available, such specific account reserves were updated. Additionally, a general reserve was applied based upon historical collection and write-off experience. As trends in historical collection and write-offs changed, the general reserve was updated.

The $13,430 estimate for warranty reserve was developed based upon the estimated future costs to be incurred under the provisions of the Company’s warranty agreements on its bags and machines. As a result of the Asset Sale, Miller has assumed all warranty obligations for items sold after November 30, 2004, the date of closing. Prior to the closing of the Asset Sale, the Company reviewed its historical warranty expense and current sales trends in specific products covered under warranty and reserves were updated as trends in those variables changed.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $3,057,000 valuation allowance against its tax assets as of March 31, 2005.

Prior to the closing of the Asset Sale, the Company estimated its future interest that would be incurred by the Company associated with sales under its dealer pre-season order program. At the time of sale, the Company reduced sales revenue and accrued a liability for the estimated future interest obligation. The Company estimated its future interest obligation pursuant to the terms of its pre-season order program and the shipping periods defined therein. The Company estimated that machinery shipped between October and May of each year would be sold at the dealer level by the end of May, and accrued an estimated future interest liability accordingly (ranging from 30 to 210 days). For machinery shipped after May, the Company estimated (since bagging season was in full swing) that it would incur interest for approximately 30 days, and accrued an estimated liability accordingly. For all other products, the Company accrued an estimated future interest liability (ranging from 30 to 180 days) under the assumptions that the product would be sold at the dealer level by the end of the respective shipping periods as defined in the pre-season order program. For additional products ordered and shipped outside the defined shipping periods, the Company accrued an estimated future interest liability of approximately 30 days, which according to the pre-season order program, the Company paid interest through the end of the month of shipment. This program and the Company’s obligation for interest ceased with the Asset Sale on November 30, 2004.

Prior to the closing of the Asset Sale, the Company periodically assigned some of its trade accounts receivable to various third-party financing sources. These accounts were assigned with or without recourse depending on the specific accounts assigned. The Company reviewed on a monthly basis those accounts assigned with recourse to determine their payment history with the third-party financing source and estimated if any accrual was necessary for potential future recourse obligations. At March 31, 2005, the balance of assigned accounts with recourse was $298,614. The Company determined that at March 31, 2005, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

Forward-Looking Statements

Certain statements in this Form 10-Q contain "forward-looking" information that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended December 31, 2004.

Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: timing and ability of the Company to convert its remaining assets into cash; either dissolve and liquidate the corporation or sell to another party by merger or another method, the ability to find a potential merger candidate; the availability of trade credit and working capital; and the outcome of pending litigation against the Company.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: we may be unable to sell our remaining held for sale property, plant and equipment, we may be unable to find a candidate to sell or merge with, we may be unable to retain key management and personnel as a result of the Asset Sale, the Company no longer has any source of operating revenues and may be unable to obtain financing or credit, the Asset Purchase Agreement with Miller exposed us to contingent liabilities, our affiliates and their transferees may not be able to sell our common stock as a result of the Asset Sale, unless we file a registration statement, which we are not required to do, and an adverse outcome in any of the pending litigation against the Company.

Overview

As discussed in the Recent Developments section, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company were sold to Miller on November 30, 2004. Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. The Company’s current operations consist of interim rental of its remaining real estate (which is currently held for sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can either dissolve and liquidate or sell to another party by merger or another method. The Company’s operations and the gain recorded from the Asset Sale are not indicative of the Company’s operating results going forward.

Prior to the closing of the Asset Sale, the core business of the Company was historically seasonal due to the harvest seasons in North America and Europe. The Company's machinery tended to be purchased in anticipation of the next harvest season, so most of the sales of machinery occurred in the spring and summer. This required the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tended to occur as the harvest season approached in the summer, and during the harvest season in the fall. In September 2002, the Company took steps to counteract seasonality by developing and introducing its pre-season ordering program, whereby the Company’s dealers placed their next year’s annual product requirements order in advance and utilized one of the Company’s third party financing sources. The pre-season program allowed the Company to know in advance its production mix which in turn provided the Company with the ability to level its production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company’s third-party financing programs. This however, brought seasonality back into play for the Company, as shipments under the dealer bank program were at the timing of the dealer rather than the Company. The Company’s trade-off with shipment flexibility however, was lower overall financing costs under the dealer bank program. Approximately 50% of the Company’s dealers used the local dealer bank financing program option. The pre-season order program was a program under which the Company paid the flooring interest for its dealers and paid a volume discount to its dealers based upon a sliding scale for the volume of orders placed by and shipped to the dealer under the program.

Prior to the closing of the Asset Sale, approximately 95% of the Company’s business was concentrated in the Northern Hemisphere resulting in between 53-69% of the Company’s revenue being generated during the spring and summer (2nd and 3rd Quarters). The following table outlines the percentage of revenue over the past three years by quarter:

Quarter	2002	2003	2004
First	18%	32%	20%
Second	37%	27%	27%
Third	32%	26%	22%
Fourth	13%	15%	31%*

*As a result of the Asset Sale.

As a result of the closing of the Asset Sale, these historical revenue percentages are not indicative of future revenue percentages by quarter.

The following chart outlines the historical yearly average milk prices as published by the USDA.

Source: USDA basic Formula Price (BFP) annualized average

Prior to the closing of the Asset Sale, the outlook for 2005 indicated that milk prices would remain above the record low levels seen during early 2003 of $9.11, and were forecast to settle above $12. The following chart outlines the historical monthly milk prices from January 2003 through November 2004 (the closing of the asset sale) as published by the U.S. Department of Agriculture (USDA).

Source: USDA basic Formula Price (BFP) monthly

Dairy farmers began seeing increases in their monthly milk checks during the first quarter of 2004, but continued to remain cautious during 2004, despite continued low interest rates, on increasing their capital expenditures, as milk prices fell off the highs seen earlier during 2004 and began settling back down to a forecasted level of between $12 to $13 for 2005. Management believed that once sustained, prolonged upward movement in U.S. milk prices and breakeven yearly milk price averages of above $12 were seen, farmers would be able to repay their existing, older obligations which had mounted from the persistently low milk prices over the last several years, and purchase the Company’s products. However, during the second quarter of 2004, milk prices began falling off their highs of May 2004, and end users seemed to believe that milk prices would settle back to below breakeven levels for them, despite forecasts indicating milk prices averaging over $12 into 2005. As a result, farmers became over cautious again on their capital expenditures and were conserving their operating cash. As a result of the Asset Sale, milk prices no longer directly correlate to the Company’s revenues.

Results of Operations

Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former farm feed management system operations. The Company’s current operations consist of interim rental of its remaining real estate facilities located in Warrenton, Oregon and Blair, Nebraska (which are currently held for sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can either dissolve and liquidate or sell to another party by merger or another method. Therefore, comparison to the quarter ended March 31, 2004 is not meaningful, or indicative of the Company’s operations going forward, as it has no further farm feed management system operations.

Net rental income for the quarter ended March 31, 2005 was $78,570. Rental income consisted of temporary rents received for rental of a portion of its Warrenton, Oregon and Blair, Nebraska buildings (currently held for sale) on a temporary basis while the properties are actively brokered and marketed for sale.

Gross profit from rental operations for the quarter ended March 31, 2005 was $41,618. Gross profit from rental operations reflected income after utility costs and interest expense (debt service costs) on the real estate being rented while held for sale.

Administrative expenses for the quarter ended March 31, 2005 were $13,419. Administrative expenses reflected the ongoing limited administrative costs of winding down operations, bank charges, telephone expenses, collection costs of collecting the Company’s remaining receivables, and administrative costs and expenses associated with remaining a public entity.

Interest income for the quarter ended March 31, 2005 was $15,647. Interest income for the quarter represented earnings on the Company’s invested cash from the Asset Sale.

Miscellaneous income for the quarter ended March 31, 2005, was $9,001. Miscellaneous income for the quarter represented various supplier and insurance refunds received as a result of the Company ceasing its former operations in connection with the Asset Sale.

The Company’s effective income tax rate for the quarter ended March 31, 2005 was zero. The effective tax rate was zero during the quarter due to the fact the Company established an additional $12,000 valuation allowance against its deferred tax assets. The valuation allowance was established because of the uncertainty regarding the ability of the Company to utilize its net operating loss carryforwards and research tax credit carryforwards, given the fact the Company no longer has any source of operating income.

Loss from discontinued operations for the quarter ended March 31, 2005 was $169,038 compared to $408,948 for the quarter ended March 31, 2004. As discussed in the recent developments section, the Company sold all of its operating assets in the Asset Sale on November 30, 2004. As a result of the Asset Sale, all operations for the quarter ended March 31, 2004 have been reclassified as discontinued operations. The loss from discontinued operations for the quarter ended March 31, 2005 represented additional professional fees incurred related to the Company’s discontinued operations resulting from the Asset Sale.

Net loss for the quarter ended March 31, 2005 was $116,191 compared to $408,948 for the quarter ended March 31, 2004. The decrease in the net loss for the quarter was the result of the Asset Sale, coupled with the Company generating some rental income on its Warrenton, Oregon and Blair, Nebraska properties which are currently held for sale, in addition to lower administrative costs as a result of winding down and no longer having any ongoing operations, and increased interest income earnings on its invested cash from the Asset Sale.

Liquidity and Capital Resources

Prior to the closing of the Asset Sale, the seasonal nature of the northern hemisphere farming industry, the production time for equipment, and the time required to prepare bags for use required the Company to manufacture and carry high inventories to meet rapid delivery requirements. In particular, the Company needed to maintain a significant level of bags during the spring and summer to meet the sales demands during the harvest season. The Company used working capital and trade credit to increase its inventory so that it had sufficient inventory levels available to meet its sales demands. Although the Company’s pre-season ordering program provided it with some flexibility in production, the Company needed to maintain adequate inventory levels for those customers, both old and new, who ordered or re-ordered product outside of this program throughout the year.

Prior to the Asset Sale, the Company relied on its suppliers to provide trade credit to enable the Company to build its inventory. The Company's suppliers previously provided sufficient trade credit to meet the demand and were flexible with their payment terms (including extended payment arrangements) provided to the Company. However, as a result of the Asset Sale, no assurance can be given that creditors will continue to provide sufficient trade credit in the future for the Company’s ongoing corporate administrative expenses incurred until it can either dissolve and liquidate or sell the remaining public entity to another party by merger or another method.

At March 31, 2005, the Company had cash and cash equivalents of $2,252,530, compared to $58,319 as of March 31, 2004. The increase in cash and cash equivalents was the result of the proceeds received from the Asset Sale.

Accounts receivable decreased 84.51% at March 31, 2005 to $276,335 compared to $1,783,848 at March 31, 2004. The decrease was the result of the Asset Sale. At March 31, 2005, the Company still had some receivables outstanding from its former operations under its old collection method of providing terms for certain customers. The Company has subsequently collected on its receivables outstanding, and as of April 25, 2005, had net receivables of approximately $77,000 remaining. The Company has established adequate reserves ($68,859 at March 31, 2005 compared to $187,901 at March 31, 2004) against accounts receivable in the event that some of the remaining accounts become uncollectible.

Prior to the closing of the Asset Sale, the Company relied on its third-party financing sources and the dealers’ own established credit with their local banks, to provide funding for the Company’s dealers’ and retail customers’ purchases under the pre-season order program. The Company’s third-party financing sources and dealers’ local banks previously provided sufficient credit to the Company’s dealers for the Company to receive payment. As of September 30,

2004, the Company began processing charges for its customers/dealers who used John Deere Credit’s Farmplan program, on a preferred customer basis only and no longer accepted charges for those who were merchant authorized. Farmplan preferred was more advantageous to the customer/dealer as they received better interest rates and payment options than under the merchant program. Additionally, this reduced the Company’s potential recourse liability in the event the customer/dealer failed to pay their account under the Farmplan program terms. With the Asset Sale, the Company no longer relies on its third-party financing sources, as it no longer has any operating activities requiring such financing.

Inventory was unchanged at March 31, 2005 compared to March 31, 2004 at $-0-. The Company’s remaining inventory retained after the Asset Sale is fully reserved with a valuation allowance of $87,560, (See critical accounting policies.) and inventory at March 31, 2004 was reclassified for financial statement comparative presentation to assets of discontinued operations.

Prepaid expenses and other current assets decreased 62.92% at March 31, 2005 to $131,910 compared to $355,764 at March 31, 2004. The decrease was the result of the Asset Sale and discontinuing our operating activities. The remaining other current assets represent the cash surrender value on life insurance policies owned by the Company in which it is the beneficiary, which will be converted into cash during 2005. Prior to the Asset Sale, this remaining asset was classified as a long term other asset, but was reclassified to a current asset as a result of the Asset Sale.

Assets held for sale net and assets of discontinued operations net at March 31, 2005, decreased to $1,690,505, compared to $8,510,036 at March 31, 2004. The Company’s remaining property, plant and equipment retained after the Asset Sale, was reclassified to a current asset as a result of the Asset Sale. The Company currently has its remaining assets not acquired by Miller for sale, and anticipates converting these assets to cash during 2005, so it can either dissolve and liquidate or sell to another party by merger or another method. The Company established a reserve against its held for sale assets at March 31, 2005 in the amount of $174,326. For financial statement comparative presentation for the period ended March 31, 2004, the Company reclassified its inventory (net), property, plant and equipment (net), and intangible assets (net) to assets held for sale and assets of discontinued operations net.

The BAW joint venture asset decreased to $-0- as of March 31, 2005 compared to $398,589 at March 31, 2004. The decrease was the result of the Company selling its investment in its BAW joint venture during the second quarter of 2004, and recognized the balance of the deferred gain, under the equity method of accounting, of the Company’s share of gain from the sale of folding equipment sold to the German joint venture which occurred in the second quarter of 2003.

Other assets decreased 100% at March 31, 2005 to $-0- compared to $449,446 at March 31, 2004. The decrease was the result of a decrease in the cash surrender value of insurance on policies maintained by the Company in which the Company was the beneficiary, by redeeming the Company’s outstanding preferred stock with the life insurance policy the Company maintained on the owner of the preferred stock during the third quarter of 2004, and reclassifying the remaining cash surrender value asset on the life insurance policies owned by the Company to a current asset, as the Company intends to convert its remaining policies into cash during 2005. (See prepaid expenses and other current assets discussion above.)

The Company paid off its operating line of credit on December 2, 2004, from a portion of the proceeds of the Asset Sale. Pursuant to its agreement with Wells Fargo Business Credit, as a result of the early termination of the Company’s line of credit, the Company incurred $60,000 in early termination fees. The line was subject to renewal on May 14, 2006. Prior to December 2, 2004, the Company had a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bore interest at the bank’s prime rate plus 4¾%. The line of credit fluctuated based upon production needs and the timing of collection of the Company’s receivable balances. Additionally, the Company’s borrowing base fluctuated as receivables and inventory changed. The borrowing base was equal to (1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of (i) 40% of eligible inventory or (ii) $2 million. The line of credit was subject to certain net worth and earnings covenants, and an annual capital expenditure limit. From June 30, 2004 until payoff on December 2, 2004, the Company was in default with two of its financial covenants under its revolving operating line of credit with its primary lender, Wells Fargo Business Credit. The Company was not in compliance with the net worth and earnings before taxes covenants, for its fiscal quarters ended June 30, 2004 and September 30, 2004. These defaults were cured with the payoff of the facility.

Management believes that funds generated from the Asset Sale and the anticipated sales of the remaining property, plant and equipment held for sale and other current assets to be converted into cash will be sufficient to meet the Company's cash requirements through the end of 2005, until the Company can either dissolve and liquidate or sell to another party by merger or another method.

On December 18, 2000, the Company entered into an agreement with Dresdner Bank to guarantee up to 511,292 Euro ($535,987 US) as security for an additional cash credit facility of the Company’s former German joint venture. In August 2003, the guarantee was reduced by Dresdner Bank to 250,000 Euro ($312,500 US). On April 27, 2004, upon the sale of the Company’s German joint venture, the Company was relieved of its bank guarantee with Dresdner Bank, and has no further guarantees or obligations outstanding with Dresdner Bank.

The current portion of long-term debt at March 31, 2005 was $1,048,158 compared to $1,217,678 at March 31, 2004. The increase in the Company’s current portion of long-term debt was the result of the reclassification of the debt from long-term to current, as a result of the Asset Sale. Additionally, the underlying security for the debt is secured by the Company’s remaining held for sale property, plant and equipment. For financial statement presentation for the period ended March 31, 2004, the Company’s long-term debt was reclassified to current, as the underlying security for this debt is secured by assets that were reclassified to assets held for sale, net.

Accounts payable decreased 95.63% at March 31, 2005 to $63,133 compared to $1,446,170 at March 31, 2004. The decrease was the result of the Asset Sale. Prior to the closing of the Asset Sale, the Company slowed its manufacturing process during the third quarter of 2004, resulting from dealer uncertainty for equipment orders due to the pending Asset Sale, and market conditions stemming from declines in milk prices. The decline was partially offset by extended term payment arrangements provided by some of the Company’s principal suppliers. (See trade credit discussion above.)

Discontinued operational costs payable as of March 31, 2005, were $1,529,472. These costs were the result of the closing of the Asset Sale, and reflect the Company’s estimate of remaining costs associated with the winding down of its operations. During the first quarter of 2005, the Company recorded additional costs related to its discontinued operations for professional fees and reduced its personnel and employee benefit costs by receiving a refund from its workman’s compensation insurance carrier.

Accrued expenses and other current liabilities and liabilities of discontinued operations (excluding discontinued operational costs payable) decreased 81.29% at March 31, 2005, to $197,707 compared to $1,056,756 at March 31, 2004. The decrease in accrued expenses and other current liabilities for the quarter was the result of the Asset Sale coupled with decreased payroll, commission and benefit accruals from personnel terminations resulting from the Asset Sale. Additionally, since the Company no longer has a pre-season order program, it no longer has any requirements to accrue volume discounts, program incentives or flooring interest accruals, which, along with lower accrued warranty from the Company no longer having any operations, also decreased total accrued expenses. The Company also reclassified its accrued warranty obligations for financial statement presentation purposes for the period ended March 31, 2004 to liabilities of discontinued operations.

In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on January 13, 1999, that its Common Stock was delisted from quotation on The Nasdaq SmallCap Market for failure to meet the new listing requirements. The Company’s Common Stock is now quoted on the OTC Bulletin Board. The removal from quotation on the Nasdaq SmallCap Market could have a material adverse effect on the Company's ability to raise additional equity capital in a public stock offering should that become necessary.

The following table outlines the Company’s future contractual obligations by type as of March 31, 2005:

	Payments due by period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$1,048,158	$1,048,158	-	-	-
Operating leases	196,680	17,880	35,760	35,760	107,280
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	-	-	-	-	-
Total	$1,244,838	$1,066,038	$35,760	$35,760	$107,280

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

The following event occurred in the quarterly period covered by this Form 10-Q, and is reportable under Item 1.01 of Form 8-K.

On February 9, 2005, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with UpNorth Plastics, Inc. (“UpNorth”). Prior to the Settlement Agreement the Company was a defendant in two litigation matters involving UpNorth, a breach of contract lawsuit, UpNorth Plastics, Inc., v. Ag-Bag International Ltd., Civil Action No. 3:04-CV-1946-L filed September 8, 2004 in the United States District Court, Northern District of Texas, Dallas Division (the “Lawsuit”), and a breach of contract arbitration proceeding, UpNorth Plastics, Inc., v Ag-Bag International Limited, American Arbitration Association, Case No. 65-181-Y-00441-04 filed November 29, 2004 before the American Arbitration Association in the State of Minnesota (the “Arbitration”).

Pursuant to the terms of the Settlement Agreement, the Company paid $400,000 to UpNorth, and UpNorth agreed to file motions to dismiss the Lawsuit and the Arbitration. The Company and UpNorth also released each other from any future claims arising from the circumstances surrounding the Lawsuit and the Arbitration. The District Court entered an order dismissing the Lawsuit with prejudice on February 17, 2005, and on March 28, 2005, the American Arbitration Association case file was officially closed and the Arbitration was dismissed.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

10.10	Settlement Agreement dated February 9, 2005 between the Company and UpNorth Plastics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB HOLDING GROUP INC., a Delaware corporation (Registrant)

Date: May 10, 2005	By: /s/ MICHAEL R. WALLIS Michael R. Wallis Chief Financial Officer and Vice President of Finance

(duly authorized and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

10.10	Settlement Agreement dated February 9, 2005 between the Company and UpNorth Plastics, Inc.