Form 10-Q
period 2005-06-30
AB HOLDING GROUP, INC.
filed 2005-08-10
CIK 842289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:         June 30, 2005

Commission file Number:         0-18259

AB HOLDING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	93-1143627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 SE Ag-Bag Lane, Warrenton OR	97146
(Address of principal executive offices)	(Zip Code)

(503) 861-1812
(Registrant’s telephone number, including area code)

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

        The registrant has one class of Common Stock with 11,976,991 shares outstanding as of August 5, 2005.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AB HOLDING GROUP INC.
CONDENSED BALANCE SHEETS

ASSETS

	June 30 (Unaudited)		December 31
	2005	2004	2004
Current assets:
Cash and cash equivalents	$2,157,350	$199,884	$2,982,728
Accounts receivable	1,531	1,979,620	632,132
Inventory	-	-	-
Prepaid expenses and other
current assets	656	293,859	131,074
Assets held for sale, net	1,697,977	1,692,103	1,692,103
Assets of discontinued
operations, net	-	6,559,345	-

Total current assets	3,857,514	10,724,811	5,438,037
Other assets	-	478,117	-

Total assets	$3,857,514	$11,202,928	$5,438,037

(Continued)

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30 (Unaudited)		December 31
	2005	2004	2004
Current liabilities:
Notes payable to bank	$-	$1,406,449	$-
Current portion of long term
debt(on assets held for
sale)	1,015,729	1,154,423	1,071,488
Accounts payable	21,188	1,279,837	254,406
Accrued expenses and other
current liabilities	131,288	1,607,653	358,170
Discontinued operational
costs payable	1,117,650	-	2,124,662
Income tax payable	1,900	2,210	2,210
Liabilites of discontinued
operations	-	64,273	-

Total liabilities	2,287,755	5,514,845	3,810,936

Commitments
Shareholders' equity:
Preferred stock, $4LV 8 1/2%
nonvoting	-	696,000	-
Common stock, $.01 par value	120,819	120,619	120,819
Additional paid-in capital	9,547,378	9,210,211	9,547,378
Treasury stock	(31,500)	(31,500)	(31,500)
Accumulated deficit	(8,066,938)	(4,307,247)	(8,009,596)

Total shareholders' equity	1,569,759	5,688,083	1,627,101

Total liabilities and
shareholders' equity	$3,857,514	$11,202,928	$5,438,037

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENT OF SHAREHOLDERS’EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2004	12,081,991	$120,819	105,000	($31,500)	$9,547,378	$(8,009,596)	$1,627,101
Net loss and comprehensive loss						(116,191)	(116,191)

Balance March 31, 2005	12,081,991	$120,819	105,000	($31,500)	$9,547,378	$(8,125,787)	$1,510,910
Net income and comprehensive income						58,849	58,849

Balance June 30, 2005	12,081,991	$120,819	105,000	($31,500)	$9,547,378	$(8,066,938)	$1,569,759

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30 (Unaudited)
	2005	2004

Net rental income	$35,740	$-
Cost on rental income	19,472	-

Gross profit from rental operations	16,268	-
Administrative expenses	53,602	-
(Gain) on sale of assets	(2,000)

Loss from rental operations	(35,334)	-
Other income (expense):
Interest income	16,600	-
Miscellaneous	14,255	-

Loss from continuing operations before
provision for income taxes	(4,479)	-
Provision for income taxes	-	-

Loss from continuing operations	(4,479)	-
Discontinued operations
Income (loss) from discontinued operations	63,328	(208,712)

Income (loss) before extraordinary item	58,849	(208,712)
Extraordinary item
Gain from sale of BAW joint venture,
(net of income tax)	-	36,562

Net income (loss) and comprehensive income (loss)	$58,849	$(172,150)

Basic and diluted net income(loss) per common share
From continuing operations	$-	$-
From discontinued operations	.01	(.02)
From extraordinary item	-	-

	$.01	$(.02)

Basic and diluted weighted-average
number of common shares outstanding	11,976,991	11,956,991

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30 (Unaudited)
	2005	2004

Net rental income	$114,310	$-
Cost on rental income	56,424	-

Gross profit from rental operations	57,886	-
Administrative expenses	67,021	-
(Gain) on sale of assets	(2,000)

Loss from rental operations	(7,135)	-
Other income (expense):
Interest income	32,247	-
Miscellaneous	23,256	-

Income from continuing operations before
provision for income taxes	48,368	-
Provision for income taxes	-	-

Income from continuing operations	48,368	-
Discontinued operations
Loss from discontinued operations	(105,710)	(617,660)

Loss before extraordinary item	(57,342)	(617,660)
Extraordinary item
Gain from sale of BAW joint venture,
(net of income tax)	-	36,562

Net loss and comprehensive loss	$(57,342)	$(581,098)

Basic and diluted net income(loss) per common share
From continuing operations	$.01	$-
From discontinued operations	(.01)	(.05)
From extraordinary item	-	-

	$.00	$(.05)

Basic and diluted weighted-average
number of common shares outstanding	11,976,991	11,956,991

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30 (Unaudited)
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$48,368
Net loss from discontinued operations	(105,710)	$(617,660)
Gain from extraordinary item		36,562
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	131,964
(Gain) on sale of assets	(2,000)	(44,359)
Changes in assets and liabilities:
Accounts receivable	630,601	(753,230)
Inventories	-	-
Assets of discontinued operations	-	540,921
Prepaid expenses and other current
assets	130,418	(42,051)
Accounts payable	(233,218)	342,884
Discontinued operational costs payable	(1,007,012)	-
Accrued expenses and other current
liabilities	(226,882)	720,675
Liabilities of discontinued operations	-	(10,480)
Income tax payable	(310)	-
Other assets	-	(109,630)

Net cash provided/(used) in operating
activities	(765,745)	195,596

Cash flows from investing activities:
Capital expenditures on assets held
for sale	(7,472)	-
Proceeds from sale of assets	3,598	650,110

Net cash provided/(used) in investing
activities	(3,874)	650,110

Cash flows from financing activities:
Net proceeds from (payments on) line
of credit	-	(683,999)
Principal payments on debt	(55,759)	(99,771)
Payment of preferred dividends	-	(29,580)

Net cash used by financing activities	(55,759)	(813,350)

Net increase/(decrease) in cash	(825,378)	32,356
Cash and cash equivalents at beginning
of period	2,982,728	167,528

Cash and cash equivalents at end of period	$2,157,350	$199,884

See Notes to Condensed Financial Information

AB HOLDING GROUP INC.
Notes to Condensed Financial Information
(Unaudited)

Note 1 — Description of Business and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. As discussed in the Company’s Form 10-K for the year ended December 31, 2004, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company, were sold to Miller St. Nazianz Inc., on November 30, 2004 (the “Asset Sale”). Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

As a result of the Asset Sale, the Company terminated most of its employees, paid termination benefits and began making payments pursuant to change of control agreements during the fourth quarter of 2004.

On April 11, 2000, the Company entered into Change of Control Agreements with its current and former executive officers, Messrs Inman, Jay, Wallis and Schuette, and Mrs. Tucker and key personnel. These agreements provide for payments to the executive officer or key employee of the Company of one year’s annual base salary and a bonus of $5,000 for each year of Company service in excess of five years, in addition to outplacement services and continued Company employee benefit coverage for a one-year period in the event that such officer is terminated without cause within the period governed by the agreement. As a result of the change of control from the closing of the Asset Sale, and the termination of employment by the Company, these agreements became effective for former executive officers Jay, Schuette, and Tucker, and key personnel.

The total number of Company employees terminated pursuant to the Asset Sale (which consisted of office, customer service and manufacturing personnel) was 79 through June 30, 2005. The Company currently estimates that 3-4 employees will remain to run the limited operations and wind-down of the Company and that those employees will be terminated as their jobs are completed or upon the final distribution and liquidation of the Company.

The following table outlines these anticipated expenses and amounts accrued or incurred through June 30, 2005:

	Amount expected to be incurred	Amount accrued or incurred during three-month period ended June 30, 2005	Cumulative amount accrued or incurred to date since Nov. 30, 2004
One-time termination benefits	$130,500	$2,423	$133,024
Change of control agreements	1,200,000	-	1,204,151
Payment of unused sick/vacation benefits	46,000	969	35,263
Contract termination costs	10,500	-	10,500
Other costs	60,000	-	60,000

Total	$1,447,000	$3,392	$1,442,938

The following table identifies the discontinued operational costs payable that have been recorded as a result of the sale to Miller St. Nazianz Inc. and the activity related to those accruals during the six-month period ended June 30, 2005:

	Total	Change of Control Liability & Taxes	Transitional Costs	Professional & Public Reporting Costs	Asset Maintenance Costs	Personnel & Employee Benefit Costs
Balance December 31, 2004	$2,124,662	$1,304,303	$81,374	$305,000	$32,208	$401,777
Costs accrued during the
period	169,038	-	-	175,177	-	(6,139)
Payments made during the
period	(1,176,050)	(433,917)	(74,910)	(437,769)	(17,313)	(212,141)

Balance June 30, 2005	$1,117,650	$870,386	$6,464	$42,408	$14,895	$183,497

Following are statements of discontinued operations for the three- month period ended June 30, 2005 and 2004, and for the six-month period ended June 30, 2005 and 2004, resulting from the sale of the Company’s operating assets and equipment to Miller St. Nazianz Inc.:

	THREE-MONTHS ENDED JUNE 30, (UNAUDITED)
	2005	2004
NET SALES	$-	$5,607,389

COST OF SALES	-	4,721,304

Gross profit from discontinued operations	-	886,085

OTHER OPERATING EXPENSES
Selling expenses	-	552,384
Administrative expenses	(15,672)	649,506
(Gain) on sale of assets		(44,359)
Research and development expenses	-	34,908

Income (loss) from discontinued operations	15,672	(306,354)

OTHER INCOME (EXPENSE)
Interest expense	-	(69,661)
Joint venture equity and royalties	-	132,349
Other	47,656	34,954

Income (loss) from discontinued operations
before income taxes	63,328	(208,712)

Provision (benefit) for income taxes	-	-

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	$63,328	$(208,712)

	SIX-MONTHS ENDED JUNE 30, (UNAUDITED)
	2005	2004
NET SALES	$-	$9,813,087

COST OF SALES	-	8,105,067

Gross profit from discontinued operations	-	1,708,020

OTHER OPERATING EXPENSES
Selling expenses	-	1,050,855
Administrative expenses	153,366	1,342,499
(Gain) on sale of assets	-	(44,359)
Research and development expenses	-	85,476

Loss from discontinued operations	(153,366)	(726,451)

OTHER INCOME (EXPENSE)
Interest expense	-	(140,479)
Joint venture equity and royalties	-	165,779
Other	47,656	83,491

Loss from discontinued operations
before income taxes	(105,710)	(617,660)

Provision (benefit) for income taxes	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(105,710)	$(617,660)

Assets held for sale

Assets held for sale, net consist of the following:

	June 30 (Unaudited)		December 31
	2005	2004	2004
Held for sale (property, plant & equipment, net)	$1,697,977	$1,692,103	$1,692,103

Assets held for sale, net	$1,697,977	$1,692,103	$1,692,103

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

The assets and liabilities of Ag-Bag International included in the transaction are presented in the Condensed Balance Sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” as of June 30, 2004. The carrying amounts of the major classes of these assets and liabilities as of June 30, 2004 are summarized as follows:

June 30, 2004

Assets:
Fixed assets, net	$1,129,450
Inventory, net	5,419,782
Intangibles, net	10,113

Assets of discontinued operations, net	$6,559,345

Liabilities:
Warranty reserve	$64,273

Liabilities of discontinued operations	$64,273

Inventories

Inventories consist of the following:

	June 30 (Unaudited)		December 31
	2005	2004	2004
Total Inventory	$87,560	$-	$87,560
Less: Valuation Allowance	(87,560)	-	(87,560)

Inventory, net	$-	$-	$-

Inventories are stated at the lower of cost or market (net realizable value). The Company determines cost on the first-in, first-out (FIFO) basis.

BAW Joint Venture

On February 27, 1997, the Company entered into a Joint Venture Agreement (Joint Venture) with Budissa Agroservice Gesellschaft and formed Budissa Agrodienstleistungen und Warenhandels (BAW). On April 27, 2004, the Company sold its investment in the BAW Joint Venture (Budissa Agrodienstleistungen Und Warenhandels) to its former German dealer, BAG (Budissa Agroservice) for $500,000 in cash, payable 30 days from closing, to provide the Company with working capital. BAW had no operating income prior to the sale on April 27, 2004. The Company received the $500,000 on May 26, 2004. The Company recognized $36,562 as an extraordinary gain from this sale during the second quarter of 2004. Prior to this date, the Company had a 50% interest in BAW which was accounted for under the equity method. BAW folded and distributed silage bags throughout Europe.

Seasonal Fluctuations

Prior to the closing of the Asset Sale, the core business of the Company was historically seasonal due to the harvest seasons in North America and Europe. The seasonal nature of the Company’s operations resulted in between 53-69% of the Company’s former revenue being generated during the spring and summer (2nd and 3rd Quarters). In September 2002, the Company took additional steps to counteract seasonality by developing and introducing a pre-season ordering program, whereby the Company’s dealer’s placed their next year’s annual product requirements order in advance. This allowed the Company to know in advance its production mix which in turn allowed leveling of production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company’s third-party financing programs. This however, brought seasonality back into play for the Company, as shipments under the dealer bank program were at the timing of the dealer rather than the Company under the terms of the program. The Company’s trade-off with shipment flexibility however, was lower overall financing costs under the dealer bank program versus the pre-season ordering program. Approximately 50% of the Company’s dealers used the local dealer bank financing program option. This pre-season order program terminated with the Asset Sale on November 30, 2004. The three-month and six-month period results are not indicative of the estimated results for a full fiscal year.

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

The activity in that account for the quarters ended was as follows:

	June 30, 2005	June 30, 2004

Balance, beginning of the period	$13,430	$74,753
Charged to expense	-	6,757
Warranty costs incurred during the quarter	(2,660)	(17,237)

Balance, end of quarter	$10,770	$64,273

Income Taxes

Income taxes are lower than the expected statutory rates due to the Company’s net operating loss carryforwards, recognition of tax benefits of the research and development tax credit and the non-taxability of income from the Company’s former investment in its BAW Joint Venture and the extraterritorial income exclusion, prior to its sale during the second quarter of 2004. In addition, management has established a valuation allowance of $3,037,000 to fully reserve against its deferred tax assets at June 30, 2005.

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

There were no options granted during the six-month periods ended June 30, 2005 or 2004. Therefore, the pro-forma effect on net loss for stock options granted is the same as the net loss reported:

	June 30, 2005	June 30, 2004

Net loss:
As reported	$(57,342)	$(581,098)
Pro forma	$(57,342)	$(581,098)

Net loss per share from
continuing operations:
As reported	.01	-
Pro forma	.01	-

Net loss per share from
discontinued operations:
As reported	(.01)	(.05)
Pro forma	(.01)	(.05)

Recently Issued Accounting Standards

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle and those changes required by an accounting pronouncement if there are no specific transition provisions. Previous to this Statement, the cumulative effect of the change in accounting principle was included as an adjustment to net income in the period of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures seen in Note 2 to the Consolidated Financial Statements, “Summary of Accounting Principles — Stock Option Plans,” will no longer be an alternative. SFAS No. 123R is effective for calendar year filers with the interim period ending March 31, 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

        Reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, on file with the Securities and Exchange Commission (“SEC”). The following discussion and analysis pertains to the Company’s results of operations for the three-month period ended June 30, 2005, compared to the results of operations for the three-month period ended June 30, 2004, and to the results of operations for the six-month period ended June 30, 2005, compared to the results of operations for the six-month period ended June 30, 2004, and to changes in the Company’s financial condition from December 31, 2004 to June 30, 2005. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

        Some of the Company’s assets were excluded from the Asset Sale. Because Miller is an existing company with its own manufacturing facilities, Miller did not need to purchase the Company’s real estate, paint booths and systems, or Visual computer system. The excluded assets consisted of:

•	cash;
•	accounts receivable;
•	real estate;
•	paint booths and systems;
•	Visual computer system;
•	corporate minute and stock record books and corporate seal, general accounting records and books of original entries, checkbooks and cancelled checks, and tax returns, reports and related records of the Company (“Corporate Records”); and
•	rights and interest in and to any contracts not assumed by Miller, if any; and
•	a plastics supply agreement with UpNorth ("UpNorth").

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

        The taxable gain generated as a result of the Asset Sale was offset by the utilization of net operating loss carryforwards.

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

        The $42,305 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and a general reserve of $5,000, which is deemed appropriate for the level of remaining receivables carried by the Company from its former operations. Prior to the closing of the Asset Sale, accounts where specific information indicated a potential loss may exist were reviewed and a specific reserve against amounts due was recorded. As additional information became available, such specific account reserves were updated. Additionally, a general reserve was applied based upon historical collection and write-off experience. As trends in historical collection and write-offs changed, the general reserve was updated.

        The $10,770 estimate for warranty reserve was developed based upon the estimated future costs to be incurred under the provisions of the Company’s warranty agreements on its bags and machines. As a result of the Asset Sale, Miller has assumed all warranty obligations for items sold after November 30, 2004, the date of closing. Prior to the closing of the Asset Sale, the Company reviewed its historical warranty expense and current sales trends in specific products covered under warranty and reserves were updated as trends in those variables changed.

        The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $3,037,000 valuation allowance against its tax assets as of June 30, 2005.

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

        Prior to the closing of the Asset Sale, the Company periodically assigned some of its trade accounts receivable to various third-party financing sources. These accounts were assigned with or without recourse depending on the specific accounts assigned. The Company reviewed on a monthly basis those accounts assigned with recourse to determine their payment history with the third-party financing source and estimated if any accrual was necessary for potential future recourse obligations. During the quarter ended June 30, 2005, the Company was relieved of any recourse obligations from John Deere Credit’s Farmplan program upon their termination of the Company’s former third-party financing account. At June 30, 2005, the balance of assigned accounts with recourse was $250,876. The Company determined that at June 30, 2005, no accrual was necessary for potential future recourse obligations with its third-party financing sources.

Forward-Looking Statements

        Certain statements in this Form 10-Q contain “forward-looking” information that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors listed below and the risks detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the fiscal year ended December 31, 2004.

        Forward-looking statements contained in this Form 10-Q relate to the Company’s plans and expectations as to: the timing and ability of the Company to convert its remaining assets into cash and either dissolve and liquidate the corporation or sell to another party by merger or another method; the ability to find a potential merger candidate; the availability of trade credit and working capital; and the outcome of pending litigation against the Company.

        The following factors, among others, could cause actual results to differ materially from those indicated in the forward-looking statements: we may be unable to sell our remaining held for sale property, plant and equipment, we may be unable to find a candidate to sell or merge with, we may be unable to retain key management and personnel as a result of the Asset Sale, the Company no longer has any source of operating revenues and may be unable to obtain financing or credit, the Asset Purchase Agreement with Miller exposed us to contingent liabilities, our affiliates and their transferees may not be able to sell our common stock as a result of the Asset Sale, unless we file a registration statement (which we are not required to do), and an adverse outcome in any of the pending litigation against the Company.

Overview

        As discussed in the “Recent Developments” section, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company, were sold to Miller on November 30, 2004. Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. The Company’s current operations consist of interim rental of its remaining real estate (which is currently held for sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can either dissolve and liquidate, or sell to another party by merger or another method. The Company’s operations and the gain recorded from the Asset Sale are not indicative of the Company’s operating results going forward.

        Prior to the closing of the Asset Sale, the core business of the Company was historically seasonal due to the harvest seasons in North America and Europe. The Company’s machinery tended to be purchased in anticipation of the next harvest season, so most of the sales of machinery occurred in the spring and summer. This required the Company to carry significant amounts of inventory to meet rapid delivery requirements of customers. Bag sales tended to occur as the harvest season approached in the summer, and during the harvest season in the fall. In September 2002, the Company took steps to counteract seasonality by developing and introducing its pre-season ordering program, whereby the Company’s dealers placed their next year’s annual product requirements order in advance and utilized one of the Company’s third party financing sources. The pre-season program allowed the Company to know in advance its production mix which in turn provided the Company with the ability to level its production and flexibility in customer shipments. During 2003, the Company expanded this program by allowing dealers to finance through their local bank, rather than requiring them to utilize one of the Company’s third-party financing programs. This however, brought seasonality back into play for the Company, as shipments under the dealer bank program were at the timing of the dealer rather than the Company. The Company’s trade-off with shipment flexibility however, was lower overall financing costs under the dealer bank program. Approximately 50% of the Company’s dealers used the local dealer bank financing program option. The pre-season order program was a program under which the Company paid the flooring interest for its dealers and paid a volume discount to its dealers based upon a sliding scale for the volume of orders placed by and shipped to the dealer under the program.

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

        The following chart outlines the historical yearly average milk prices as published by the USDA which was used by the Company in its former operations.

Source: USDA basic Formula Price (BFP) annualized average

        Prior to the closing of the Asset Sale, the outlook for 2005 indicated that milk prices would remain above the record low levels seen during early 2003 of $9.11, and were forecast to settle above $12. The following chart outlines the historical monthly milk prices from January 2003 through November 2004 (the closing of the asset sale) as published by the U.S. Department of Agriculture (USDA) which was used by the Company in its former operations.

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

Results of Operations

        Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former farm feed management system operations. The Company’s current operations consist of interim rental of its remaining real estate facilities located in Warrenton, Oregon and Blair, Nebraska (which are currently held for sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can either dissolve and liquidate or sell to another party by merger or another method. Therefore, comparison to the three-month and six-month periods ended June 30, 2004 is not meaningful, or indicative of the Company’s operations going forward, as it has no further farm feed management system operations.

        Net rental income for the quarter ended June 30, 2005 was $35,740. Net rental income for the six-month period ended June 30,

2005 was $114,310. Rental income consisted of temporary rents received for rental of a portion of its Warrenton, Oregon and Blair, Nebraska buildings (currently held for sale) on a temporary basis while the properties are actively brokered and marketed for sale.

        Gross profit from rental operations for the quarter ended June 30, 2005 was $16,268. Gross profit from rental operations for the six-month period ended June 30, 2005 was $57,886. Gross profit from rental operations reflected income after utility costs and interest expense (debt service costs) on the real estate being rented while held for sale.

        Administrative expenses for the quarter ended June 30, 2005 were $53,602. Administrative expenses for the six-month period ended June 30, 2005 were $67,021. Administrative expenses reflected the ongoing limited administrative costs of winding down operations, bank charges, telephone expenses, collection costs of collecting the Company’s remaining receivables, professional fees, and administrative costs and expenses associated with remaining a public entity.

        Interest income for the quarter ended June 30, 2005 was $16,600. Interest income for the six-month period ended June 30, 2005 was $32,247. Interest income for the quarter and six-month period represented earnings on the Company’s invested cash from the Asset Sale.

        Miscellaneous income for the quarter ended June 30, 2005, was $14,255. Miscellaneous income for the six-month period ended June 30, 2005 was $23,256. Miscellaneous income for the quarter and six-month period represented various supplier and miscellaneous refunds received as a result of the Company ceasing its former operations in connection with the Asset Sale, and from the sale of scrap material not wanted by Miller.

        The Company’s effective income tax rate for the quarter and six-month period ended June 30, 2005 was zero. The effective tax rate was zero during the quarter and six-month period because the Company established a valuation allowance against its deferred tax assets. The valuation allowance was established because of the uncertainty regarding the ability of the Company to utilize its net operating loss carryforwards and research tax credit carryforwards, given the fact the Company no longer has any source of operating income.

        Income from discontinued operations for the quarter ended June 30, 2005 was $63,328 compared to a loss from discontinued operations of ($208,712) for the quarter ended June 30, 2004. Loss from discontinued operations for the six-month period ended June 30, 2005 was ($105,710) compared to ($617,660) for the six-month period ended June 30, 2004. As discussed in the recent developments section, the Company sold all of its operating assets in the Asset Sale on November 30, 2004. As a result of the Asset Sale, all operations for the quarter and six-month period ended June 30, 2004 have been reclassified as discontinued operations. The income from discontinued operations for the quarter ended June 30, 2005 represented a reduction in the Company’s allowance for doubtful accounts from its former receivables as a result of unanticipated collections, in addition to insurance refunds received related to the Company’s former operations. The loss from discontinued operations for the six-month period ended June 30, 2005 was the result of the above mentioned factors, coupled with additional professional fees incurred during the first quarter related to the Company’s discontinued operations resulting from the Asset Sale.

        The Company recorded an extraordinary gain from the sale of its German joint venture of $36,562 during the quarter ended June 30, 2004. On April 27, 2004, the Company sold its investment in the BAW Joint Venture (Budissa Agrodienstleistungen Und Warenhandels) to its former German dealer, BAG (Budissa Agroservice), to provide the Company with working capital. Prior to this date, the Company had a 50% interest in the BAW Joint Venture which was accounted for under the equity method of accounting. (See “Notes to Condensed Financial Information”.)

        Net income for the quarter ended June 30, 2005 was $58,849 compared to a net loss of ($172,150) for the quarter ended June 30, 2004. Net loss for the six-month period ended June 30, 2005 was ($57,342) compared to ($581,098) for the six-month period ended June 30, 2004. The increase in net income for the quarter and the decrease in net loss for the six-month period was the result of the Asset Sale, coupled with the Company generating some rental income on its Warrenton, Oregon and Blair, Nebraska properties which are currently held for sale, in addition to lower administrative costs as a result of winding down and no longer having any ongoing operations, increased interest income earnings on its invested cash from the Asset Sale, and from miscellaneous income received from the Company ceasing its former operations as a result of the Asset Sale.

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

The Company’s suppliers previously provided sufficient trade credit to meet the demand and were flexible with their payment terms (including extended payment arrangements) provided to the Company. However, as a result of the Asset Sale, no assurance can be given that creditors will continue to provide sufficient trade credit in the future for the Company’s ongoing corporate administrative expenses incurred until it can either dissolve and liquidate or sell the remaining public entity to another party by merger or another method.

        At June 30, 2005, the Company had cash and cash equivalents of $2,157,350, compared to $199,884 as of June 30, 2004. The increase in cash and cash equivalents was the result of the proceeds received from the Asset Sale.

        Accounts receivable decreased 99.92% at June 30, 2005 to $1,531 compared to $1,979,620 at June 30, 2004. The decrease was the result of the Asset Sale. At June 30, 2005, the Company still had some receivables outstanding from its former operations under its old collection method of providing terms for certain customers. The Company has established adequate reserves ($42,305 at June 30, 2005 compared to $182,903 at June 30, 2004) against accounts receivable in the event that some of the remaining accounts become uncollectible.

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

        Inventory was unchanged at June 30, 2005 compared to June 30, 2004 at $-0-. The Company’s remaining inventory retained after the Asset Sale is fully reserved with a valuation allowance of $87,560, (see critical accounting policies) and inventory at June 30, 2004 was reclassified for financial statement comparative presentation to assets of discontinued operations.

        Prepaid expenses and other current assets decreased 99.78% at June 30, 2005 to $656 compared to $293,859 at June 30, 2004. The decrease was the result of the Asset Sale and discontinuing our operating activities, in addition to the Company converting to cash during the quarter the cash surrender value on life insurance policies which it owned and was the beneficiary. Prior to the

Asset Sale, this former asset was classified as a long term other asset, but was reclassified to a current asset as a result of the Asset Sale.

        Assets held for sale, net and assets of discontinued operations, net at June 30, 2005, decreased to $1,697,977, compared to $8,251,448 at June 30, 2004. The Company’s remaining property, plant and equipment retained after the Asset Sale, was reclassified to a current asset as a result of the Asset Sale. The Company currently has its remaining assets not acquired by Miller for sale, and anticipates converting these assets to cash during 2005, so it can either dissolve and liquidate or sell to another party by merger or another method. The Company established a reserve against its held for sale assets at June 30, 2005 in the amount of $174,326. For financial statement comparative presentation for the period ended June 30, 2004, the Company reclassified its inventory (net), property, plant and equipment (net), and intangible assets (net) to assets held for sale and assets of discontinued operations, net.

        Other assets decreased 100% at June 30, 2005 to $-0- compared to $478,117 at June 30, 2004. The decrease was the result of a decrease in the cash surrender value of insurance on policies maintained by the Company in which the Company was the beneficiary, by redeeming the Company’s outstanding preferred stock with the life insurance policy the Company maintained on the owner of the preferred stock during the third quarter of 2004, and reclassifying the remaining cash surrender value asset on the life insurance policies owned by the Company to a current asset, as the Company converted its remaining policies into cash during the second quarter of 2005. (See prepaid expenses and other current assets discussion above.)

        The Company paid off its operating line of credit on December 2, 2004, from a portion of the proceeds of the Asset Sale. Pursuant to its agreement with Wells Fargo Business Credit, as a result of the early termination of the Company’s line of credit, the Company incurred $60,000 in early termination fees. The line was subject to renewal on May 14, 2006. Prior to December 2, 2004, the Company had a revolving operating line of credit with a limit of $3,000,000, secured by accounts receivable, inventory, fixed asset blanket and general intangibles, and bore interest at the bank’s prime rate plus 4 3/4%. The line of credit fluctuated based upon production needs and the timing of collection of the Company’s receivable balances. Additionally, the Company’s borrowing base fluctuated as receivables and inventory changed. The borrowing base was equal to (1) the lesser of the maximum line amount or (2) the sum of 70% of eligible accounts receivable plus the lesser of (i) 40% of eligible inventory or (ii) $2 million. The line of credit was subject to certain net worth and earnings covenants, and an annual capital expenditure limit. >From June 30, 2004 until payoff on December 2, 2004, the Company was in default with two of its financial covenants under its revolving operating line of credit with its primary lender, Wells Fargo Business Credit. The Company was not in compliance with the net worth and earnings before taxes covenants, for its fiscal quarters ended June 30, 2004 and September 30, 2004. These defaults were cured with the payoff of the facility.

        Management believes that funds generated from the Asset Sale and the anticipated sales of the remaining property, plant and equipment held for sale will be sufficient to meet the Company’s cash requirements through the end of 2005, until the Company can either dissolve and liquidate or sell to another party by merger or another method.

        The current portion of long-term debt at June 30, 2005 was $1,015,729 compared to $1,154,423 at June 30, 2004. The decrease in the Company’s current portion of long-term debt was the result of regular monthly debt service payments. In addition, as a result of the Asset Sale, the Company reclassified its debt from long-term to current, as the underlying security for the debt is secured by the Company’s remaining held for sale property, plant and equipment. For financial statement presentation for the period ended June 30, 2004, the Company’s long-term debt was reclassified to current, as the underlying security for this debt is secured by assets that were reclassified to assets held for sale, net.

        Accounts payable decreased 98.34% at June 30, 2005 to $21,188 compared to $1,279,837 at June 30, 2004. The decrease was the result of the Asset Sale. Prior to the closing of the Asset Sale, the Company slowed its manufacturing process during the third quarter of 2004, resulting from dealer uncertainty for equipment orders due to the pending Asset Sale, and market conditions stemming from declines in milk prices. The decline was partially offset by extended term payment arrangements provided by some of the Company’s principal suppliers. (See trade credit discussion above.)

        Discontinued operational costs payable as of June 30, 2005, were $1,117,650. These costs were the result of the closing of the Asset Sale, and reflect the Company’s estimate of remaining costs associated with the winding down of its operations and reflect payments made during the quarter and six-month period against those liabilities. During the first quarter of 2005, the Company recorded additional costs related to its discontinued operations for professional fees and reduced its personnel and employee benefit costs as a result of receiving a refund.

        Accrued expenses and other current liabilities and liabilities of discontinued operations (excluding discontinued operational costs payable) decreased 92.15% at June 30, 2005, to $131,288 compared to $1,671,926 at June 30, 2004. The decrease in accrued expenses and other current liabilities for the quarter was the result of the Asset Sale coupled with decreased payroll, commission and benefit accruals from personnel terminations resulting from the Asset Sale. Additionally, since the Company no longer has a pre-season order program, it no longer has any requirements to accrue volume discounts, program incentives or flooring interest accruals, which, along with lower accrued warranty from the Company no longer having any operations, also decreased total accrued expenses. The Company also reclassified its accrued warranty obligations for financial statement presentation purposes for the period ended June 30, 2004 to liabilities of discontinued operations.

        In 1997, the Nasdaq listing requirements were substantially expanded. The Company does not currently qualify under the more stringent requirements because the price at which its Common Stock is trading is below the $1 per share minimum. The Company was formally notified on January 13, 1999, that its Common Stock was delisted from quotation on The Nasdaq SmallCap Market for failure to meet the new listing requirements. The Company’s Common Stock is now quoted on the OTC Bulletin Board. The removal from quotation on the Nasdaq SmallCap Market could have a material adverse effect on the Company’s ability to raise additional equity capital in a public stock offering should that become necessary.

        The following table outlines the Company’s future contractual obligations by type as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,015,729	$1,015,729	-	-	-
Operating leases	187,740	8,940	35,760	35,760	107,280
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP	-	-	-	-	-

Total	$1,203,469	$1,024,669	$35,760	$35,760	$107,280

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rates.

        The Company’s exposure to changes in interest rates is minimal, as all of the Company’s long-term debt is fixed rate.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There has been no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

AB HOLDING GROUP INC., a Delaware corporation (Registrant)

Date: August 8, 2005	By: /s/ Michael R. Wallis Michael R. Wallis Chief Financial Officer and Vice President of Finance

(duly authorized and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer