Form 10-Q
period 2005-09-30
AB HOLDING GROUP, INC.
filed 2005-11-01
CIK 842289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:         September 30, 2005

Commission file Number:         0-18259

AB HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-1143627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 SE Ag-Bag Lane, Warrenton OR	97146
(Address of principal executive offices)	(Zip Code)

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

YES [ X ]	NO [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [ ]	NO [ X ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ]	NO [ X ]

        The registrant has one class of Common Stock with 11,976,991 shares outstanding as of October 14, 2005.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

AB HOLDING GROUP, INC.
CONDENSED BALANCE SHEETS

ASSETS

	September 30 (Unaudited)		December 31
	2005	2004	2004

Current assets:
Cash and cash equivalents	$2,199,325	$89,102	$2,982,728
Accounts receivable	90	1,435,236	632,132
Inventory	-	-	-
Prepaid expenses and other
current assets	-	305,537	131,074
Assets held for sale, net	376,635	1,692,103	1,692,103
Assets of discontinued
operations, net	-	6,928,184	-

Total current assets	2,576,050	10,450,162	5,438,037
Other assets	-	125,763	-

Total assets	$2,576,050	$10,575,925	$5,438,037

(Continued)

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.

CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30 (Unaudited)		December 31
	2005	2004	2004

Current liabilities:
Notes payable to bank	$-	$1,630,483	$-
Current portion of long term
debt(on assets held for
sale)	-	1,103,463	1,071,488
Accounts payable	1,280	1,036,526	254,406
Accrued expenses and other
current liabilities	124,777	1,758,148	358,170
Discontinued operational
costs payable	799,563	-	2,124,662
Income tax payable	1,900	2,210	2,210
Liabilities of discontinued
operations	-	76,287	-

Total liabilities	927,520	5,607,117	3,810,936

Commitments
Shareholders' equity:
Common stock, $.01 par value	120,819	120,619	120,819
Additional paid-in capital	9,547,378	9,542,578	9,547,378
Treasury stock	(31,500)	(31,500)	(31,500)
Accumulated deficit	(7,988,167)	(4,662,889)	(8,009,596)

Total shareholders' equity	1,648,530	4,968,808	1,627,101

Total liabilities and
shareholders' equity	$2,576,050	$10,575,925	$5,438,037

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2004	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(8,009,596)	$1,627,101
Net loss and comprehensive loss	(116,191)	(116,191)

Balance March 31, 2005	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(8,125,787)	$1,510,910
Net income and comprehensive income	58,849	58,849

Balance June 30, 2005	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(8,066,938)	$1,569,759
Net income and comprehensive income	78,771	78,771

Balance September 30, 2005	12,081,991	$120,819	105,000	($ 31,500)	$9,547,378	$(7,988,167)	$1,648,530

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30 (Unaudited)
	2005	2004

Net rental income	$6,000	$-
Cost on rental income	35,636	-

Gross profit (deficit) from rental operations	(29,636)	-
Administrative expenses	63,737	-
(Gain) on sale of assets	(129,022)

Income from rental operations	35,649	-
Other income (expense):
Interest income	15,051	-
Miscellaneous	760	-

Income from continuing operations before
provision for income taxes	51,460	-
Provision for income taxes	-	-

Income from continuing operations	51,460	-
Discontinued operations
Income (loss) from discontinued operations	27,311	(385,222)

Net income (loss) and comprehensive income (loss)	$78,771	$(385,222)

Basic and diluted net income(loss) per common share
From continuing operations	$-	$-
From discontinued operations	-	(.03)

	$.00	$(.03)

Basic and diluted weighted-average
number of common shares outstanding	11,976,991	11,956,991

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30 (Unaudited)
	2005	2004

Net rental income	$120,310	$-
Cost on rental income	92,060	-

Gross profit from rental operations	28,250	-
Administrative expenses	130,758	-
(Gain) on sale of assets	(131,022)

Income from rental operations	28,514	-
Other income (expense):
Interest income	47,298	-
Miscellaneous	24,016	-

Income from continuing operations before
provision for income taxes	99,828	-
Provision for income taxes	-	-

Income from continuing operations	99,828	-
Discontinued operations
Loss from discontinued operations	(78,399)	(1,002,882)

Income (loss) before extraordinary item	21,429	(1,002,882)
Extraordinary item
Gain from sale of BAW joint venture,
(net of income tax)	-	36,562

Net income (loss) and comprehensive income (loss)	$21,429	$(966,320)

Basic and diluted net income(loss) per common share
From continuing operations	$.01	$-
From discontinued operations	(.01)	(.08)
From extraordinary item	-	-

	$.00	$(.08)

Basic and diluted weighted-average
number of common shares outstanding	11,976,991	11,956,991

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30 (Unaudited)
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$99,828
Net loss from discontinued operations	(78,399)	$(1,002,882)
Gain from extraordinary item	36,562
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	-	197,946
(Gain) on sale of assets	(131,022)	(46,364)
Changes in assets and liabilities:
Accounts receivable	632,042	(208,846)
Inventories	-	-
Assets of discontinued operations	-	106,098
Prepaid expenses and other current
assets	130,531	(53,729)
Accounts payable	(253,126)	99,573
Discontinued operational costs payable	(1,325,099)	-
Accrued expenses and other current
liabilities	(233,393)	871,170
Liabilities of discontinued operations	-	1,534
Income tax payable	(310)	-
Other assets	-	(120,909)

Net cash used in operating
activities	(1,158,948)	(119,847)

Cash flows from investing activities:
Capital expenditures on assets held
for sale	(8,395)	-
Proceeds from sale of assets	1,455,428	652,116

Net cash provided by investing
activities	1,447,033	652,116

Cash flows from financing activities:
Net proceeds from (payments on) line
of credit	-	(459,965)
Principal payments on debt	(1,071,488)	(150,730)

Net cash used by financing activities	(1,071,488)	(610,695)

Net decrease in cash	(783,403)	(78,426)
Cash and cash equivalents at beginning
of period	2,982,728	167,528

Cash and cash equivalents at end of period	$2,199,325	$89,102

See Notes to Condensed Financial Information

AB HOLDING GROUP, INC.
Notes to Condensed Financial Information
(Unaudited)

Note 1 - Description of Business and Summary of Significant

Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments of a normal recurring nature that are considered necessary for a fair presentation have been included in the interim period. As discussed in the Company’s Form 10-K for the year ended December 31, 2004, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company, were sold to Miller St. Nazianz Inc., on November 30, 2004 (the “Asset Sale”). Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The total number of Company employees terminated pursuant to the Asset Sale (which consisted of office, customer service and manufacturing personnel) was 79 through September 30, 2005. The Company currently estimates that 3-4 employees will remain to run the limited operations and wind-down of the Company and that those employees will be terminated as their jobs are completed or upon the final distribution and liquidation of the Company.

The following table outlines these anticipated expenses and amounts accrued or incurred through September 30, 2005:

	Amount expected to be incurred	Amount accrued or incurred during three-month period ended September 30, 2005	Cumulative amount accrued or incurred to date since November 30, 2004

One-time termination benefits	$130,500	$-	$133,024
Change of control agreements	1,200,000	-	1,204,151
Payment of unused sick/vacation benefits	46,000	-	35,263
Contract termination costs	10,500	-	10,500
Other costs	69,000	9,061	69,061

Total	$1,456,000	$9,061	$1,451,999

The following table identifies the discontinued operational costs payable that have been recorded as a result of the sale to Miller St. Nazianz Inc. and the activity related to those accruals during the nine-month period ended September 30, 2005:

	Total	Change of Control Liability & Taxes	Transitional Costs	Professional & Public Reporting Costs	Asset Maintenance Costs	Personnel & Employee Benefit Costs

Balance December 31, 2004	$2,124,662	$1,304,303	$81,374	$305,000	$32,208	$401,777

Costs accrued during the
period	169,038	-	-	175,177	-	(6,139)

Payments made during the
period	(1,494,137)	(642,215)	(80,141)	(446,521)	(24,183)	(301,077)

Balance September 30, 2005	$799,563	$662,088	$1,233	$33,656	$8,025	$94,561

Following are statements of discontinued operations for the three- month period ended September 30, 2005 and 2004, and for the nine-month period ended September 30, 2005 and 2004, resulting from the sale of the Company’s operating assets and equipment to Miller St. Nazianz Inc.:

	Three-Months Ended September 30, (unaudited)
	2005	2004
NET SALES	$-	$4,557,829

COST OF SALES	-	3,772,109

Gross profit from discontinued operations	-	785,720

OTHER OPERATING EXPENSES
Selling expenses	-	475,800
Administrative expenses	(5,188)	643,080
(Gain) on sale of assets	(2,005)
Research and development expenses	-	31,445

Income (loss) from discontinued operations	5,188	(362,600)

OTHER INCOME (EXPENSE)
Interest expense	-	(63,933)
Interest income	-	1,850
Other	22,123	39,461

Income (loss) from discontinued operations
before income taxes	27,311	(385,222)
Provision (benefit) for income taxes	-	-

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	$27,311	$(385,222)

	Nine-Months Ended September 30, (unaudited)
	2005	2004
NET SALES	$-	$14,370,916

COST OF SALES	-	11,877,176

Gross profit from discontinued operations	-	2,493,740

OTHER OPERATING EXPENSES
Selling expenses	-	1,526,655
Administrative expenses	148,178	1,985,579
(Gain) on sale of assets	-	(46,364)
Research and development expenses	-	116,921

Loss from discontinued operations	(148,178)	(1,089,051)

OTHER INCOME (EXPENSE)
Interest expense	-	(204,412)
Interest income	1,850
Joint venture equity and royalties	-	165,779
Other	69,779	122,952

Loss from discontinued operations
before income taxes	(78,399)	(1,002,882)

Provision (benefit) for income taxes	-	-

LOSS FROM DISCONTINUED OPERATIONS	$(78,399)	$(1,002,882)

Assets held for sale

Assets held for sale, net consist of the following:

	September 30 (Unaudited)		December 31
	2005	2004	2004

Held for sale (property, plant & equipment, net)	$376,635	$1,692,103	$1,692,103

Assets held for sale, net	$376,635	$1,692,103	$1,692,103

Assets and Liabilities of Discontinued Operations

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

The assets and liabilities of Ag-Bag International included in the transaction are presented in the Condensed Balance Sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” as of September 30, 2004. The carrying amounts of the major classes of these assets and liabilities as of September 30, 2004 are summarized as follows:

September 30, 2004
Assets:
Fixed assets, net	$535,930
Inventory, net	6,384,617
Intangibles, net	7,637

Assets of discontinued operations, net	$6,928,184

Liabilities:
Warranty reserve	$76,287

Liabilities of discontinued operations	$76,287

Inventories

Inventories consist of the following:

	September 30 (Unaudited)		December 31
	2005	2004	2004

Total Inventory	-	-	$87,560
Less: Valuation Allowance	-	-	(87,560)

Inventory, net	$-	$-	$-

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

The activity in that account for the quarters ended was as follows:

	Sept. 30, 2005	Sept. 30, 2004

Balance, beginning of the period
	$13,430	$74,753
Charged to expense	(10,770)	80,987
Warranty costs incurred during the quarters	(2,660)	(79,453)

Balance, end of quarter	$-	$76,287

Income Taxes

Income taxes are lower than the expected statutory rates due to the Company’s net operating loss carryforwards, recognition of tax benefits of the research and development tax credit and the non-taxability of income from the Company’s former investment in its BAW Joint Venture and the extraterritorial income exclusion, prior to its sale during the second quarter of 2004. In addition, management has established a valuation allowance of $3,051,000 to fully reserve against its deferred tax assets at September 30, 2005.

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

There were no options granted during the nine-month periods ended September 30, 2005 or 2004. Therefore, the pro-forma effect on net income (loss) for stock options granted is the same as the net income (loss) reported:

	Sept. 30, 2005	Sept. 30, 2004

Net income (loss):
As reported	$21,429	$(966,320)
Pro forma	$21,429	$(966,320)

Net income (loss) per share from
continuing operations:
As reported	.01	-
Pro forma	.01	-

Net income (loss) per share from
discontinued operations:
As reported	(.01)	(.08)
Pro forma	(.01)	(.08)

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle and those changes required by an accounting pronouncement if there are no specific transition provisions. Previous to this Statement, the cumulative effect of the change in accounting principle was included as an adjustment to net income in the period of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

General

Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, on file with the Securities and Exchange Commission (“SEC”). The following discussion and analysis pertains to the Company's results of operations for the three-month period ended September 30, 2005, compared to the results of operations for the three-month period ended September 30, 2004, and to the results of operations for the nine-month period ended September 30, 2005, compared to the results of operations for the nine-month period ended September 30, 2004, and to changes in the Company's financial condition from December 31, 2004 to September 30, 2005. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Recent Developments

On November 30, 2004, Ag-Bag International Limited (now known as AB Holding Group, Inc.), (the “Company”) completed the sale of substantially all its operating assets (the “Asset Sale”) to Miller St. Nazianz Inc., (“Miller”) and Miller assumed certain liabilities relating to the purchased assets and the operation of our business arising after the closing. The assets acquired by Miller consisted of substantially all of the operating assets of the Company including: Inventory, Equipment, and Intangible assets.

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

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements included in Item 15 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2004. The Company believes its most critical accounting policies include held for sale assets valuation reserves, allowance for doubtful accounts, accounting for income taxes, and previously accounting for inventory obsolescence reserves, warranty reserves, pre-season order flooring interest, and recourse obligation reserves. Most of these policies related to the Company’s historical silage bagging operations and certain of the policies may not necessarily apply to, or have the same impact on, the Company’s current or future operations.

The $174,326 estimate for assets held for sale valuation reserves was developed using the Company’s fixed asset report, combined with estimates of fair market value, marketability, usability/specialization of the asset by a potential purchaser, and asset life of those remaining assets held for sale. As trends in these variables change, the assets held for sale valuation reserve is updated.

The $28,660 estimate of allowance for doubtful accounts is comprised of a specific account analysis which addresses accounts over 90 days past due and provides for a fully reserved allowance against them. Prior to the closing of the Asset Sale, accounts where specific information indicated a potential loss may exist were reviewed and a specific reserve against amounts due was recorded. As additional information became available, such specific account reserves were updated. Additionally, a general reserve was applied based upon historical collection and write-off experience. As trends in historical collection and write-offs changed, the general reserve was updated.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce potential deferred tax assets when it is more likely than not that all or some portion of potential deferred tax assets will not be realized. The Company has established a $3,051,000 valuation allowance against its tax assets as of September 30, 2005.

Previously, the Company’s estimate for inventory obsolescence reserves was developed using inventory-aging reports for finished goods, combined with historical usage and forecasted usage and inventory shelf life. The Company’s estimates of market value incorporated projections of future sales volume by product class. As a result of the sale of the Company’s remaining inventory during the third quarter of 2005, there is no longer any inventory valuation reserve necessary. Prior to the closing of the Asset Sale, in estimating the market value of parts inventory items, the Company reviewed current inventory levels in relation to sales forecasts and adjusted the valuation reserve accordingly. For the remaining categories of inventory, the Company established a reserve balance based on the aging of the specific inventory items. As trends in those variables changed, the percentages applied to the inventory aging categories were updated.

Previously, the Company estimated its warranty reserve based upon the estimated future costs to be incurred under the provisions of the Company’s warranty agreements on its bags and machines. As a result of the Asset Sale, Miller has assumed all warranty obligations for items sold after November 30, 2004, the date of closing. Prior to the closing of the Asset Sale, the Company reviewed its historical warranty expense and current sales trends in specific products covered under warranty and reserves were updated as trends in those variables changed.

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

Prior to the closing of the Asset Sale, the Company periodically assigned some of its trade accounts receivable to various third-party financing sources. These accounts were assigned with or without recourse depending on the specific accounts assigned. The Company reviewed on a monthly basis those accounts assigned with recourse to determine their payment history with the third-party financing source and estimated if any accrual was necessary for potential future recourse obligations. During the quarter ended June 30, 2005, the Company was relieved of any recourse obligations from John Deere Credit’s Farmplan program upon their termination of the Company’s former third-party financing account. At September 30, 2005, the balance of assigned accounts with recourse to Washington County Bank was $225,245. On October 11, 2005, the Company was notified by Washington County Bank that it was relieved of all remaining recourse obligations with them. As a result, the balance of accounts assigned with recourse is now $-0-.

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

Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to the timing and ability of the Company to convert its remaining assets into cash and dissolve and liquidate the corporation.

The following factors, among others, could cause actual results to differ materially from those indicated in the forward-looking statements: the pending Warrenton, Oregon building sale may not close as anticipated, we may be unable to dissolve and liquidate the Corporation, we may be unable to retain key management and personnel as a result of the Asset Sale, the Company no longer has any source of operating revenues and may be unable to obtain financing or credit, the Asset Purchase Agreement with Miller exposed us to contingent liabilities, and our affiliates and their transferees may not be able to sell our common stock as a result of the Asset Sale, unless we file a registration statement (which we are not required to do).

Overview

As discussed in the “Recent Developments” section, substantially all of the operating assets of the Company, which accounted for all of the operations of the Company, were sold to Miller on November 30, 2004. Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former operations. The Company’s current operations consist of interim rental of its remaining real estate (which is currently pending sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can dissolve and liquidate. The Company’s operations and the gain recorded from the Asset Sale are not indicative of the Company’s operating results going forward.

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

Results of Operations

Following the Asset Sale, the Company had no ongoing rights to any benefits derived from its former farm feed management system operations. The Company’s current operations consist of interim rental of its remaining real estate facility located in Warrenton, Oregon (which is currently pending sale), converting its remaining assets into cash and corporate administrative expenses of winding down until the Company can dissolve and liquidate. Therefore, comparison to the three-month and nine-month periods ended September 30, 2004 is not meaningful, or indicative of the Company’s operations going forward, as it has no further farm feed management system operations.

Net rental income for the quarter ended September 30, 2005 was $6,000. Net rental income for the nine-month period ended September

30, 2005 was $120,310. Rental income consisted of temporary rents received for rental of a portion of its Warrenton, Oregon and Blair, Nebraska buildings on a temporary basis while the properties were actively brokered and marketed for sale. The Company sold its Blair, Nebraska facility on September 29, 2005 and currently has a sale pending on its Warrenton, Oregon facility which is anticipated to close during the fourth quarter of 2005.

Gross deficit from rental operations for the quarter ended September 30, 2005 was ($29,636). Gross profit from rental operations for the nine-month period September 30, 2005 was $28,250. Gross profit (deficit) from rental operations reflected income after utility costs and interest expense (debt service costs) on the real estate being rented while held for sale.

Administrative expenses for the quarter ended September 30, 2005 were $63,737. Administrative expenses for the nine-month period ended September 30, 2005 were $130,758. Administrative expenses reflected the ongoing limited administrative costs of winding down operations, bank charges, telephone expenses, property taxes, collection costs of collecting the Company’s remaining receivables, professional fees, and administrative costs and expenses associated with remaining a public entity.

The Company recorded a gain on the sale of assets for the quarter ended September 30, 2005 in the amount of $129,022. For the nine-month period ended September 30, 2005, the Company recorded a gain from the sale of assets of $131,022. The gain for the quarter was the result of the Company selling one of its remaining facilities along with paint booth equipment located in Blair, Nebraska in a sale which closed on September 29, 2005. The gain for the nine-month period was the result of the sale of the Blair, Nebraska facility in addition to the sale of other miscellaneous assets during the first half of the year.

Interest income for the quarter ended September 30, 2005 was $15,051. Interest income for the nine-month period ended September 30, 2005 was $47,298. Interest income for the quarter and nine-month period represented earnings on the Company’s invested cash from the Asset Sale.

Miscellaneous income for the quarter ended September 30, 2005, was $760. Miscellaneous income for the nine-month period ended September 30, 2005 was $24,016. Miscellaneous income for the quarter and nine-month period represented various supplier and miscellaneous refunds received as a result of the Company ceasing its former operations in connection with the Asset Sale, and from the sale of scrap material not wanted by Miller.

The Company’s effective income tax rate for the quarter and nine-month period ended September 30, 2005 was zero. The effective tax rate was zero during the quarter and nine-month period because the Company established a valuation allowance against its deferred tax assets. The valuation allowance was established because of the uncertainty regarding the ability of the Company to utilize its net operating loss carryforwards and research tax credit carryforwards; given the fact the Company no longer has any source of operating income.

Income from discontinued operations for the quarter ended September 30, 2005 was $27,311 compared to a loss from discontinued operations of ($385,222) for the quarter ended September 30, 2004. Loss from discontinued operations for the nine-month period ended September 30, 2005 was ($78,399) compared to ($1,002,882) for the nine-month period ended September 30, 2004. As discussed in the recent developments section, the Company sold all of its operating assets in the Asset Sale on November 30, 2004. As a result of the Asset Sale, all operations for the quarter and nine-month period ended September 30, 2004 have been reclassified as discontinued operations. The income from discontinued operations for the quarter ended September 30, 2005 represented a reduction in the Company’s allowance for doubtful accounts from its former receivables as a result of unanticipated collections, in addition to the sale of the Company’s remaining inventory not taken by Miller in the Asset Sale, and the write-off of remaining expired warranty obligations related to the Company’s former operations. The loss from discontinued operations for the nine-month period ended September 30, 2005 was the result of the above mentioned factors, coupled with various insurance refunds, and additional professional fees incurred during the first quarter related to the Company’s discontinued operations resulting from the Asset Sale.

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

Net income for the quarter ended September 30, 2005 was $78,771 compared to a net loss of ($385,222) for the quarter ended September 30, 2004. Net income for the nine-month period ended September 30, 2005 was $21,429 compared to a net loss of ($966,320) for the nine-month period ended September 30, 2004. The increase in net income for the quarter and nine-month period was the result of the Asset Sale, coupled with the Company generating some rental income on its Warrenton, Oregon and Blair, Nebraska properties, in addition to lower administrative costs as a result of winding down and no longer having any ongoing operations, recording a gain from the sale of the Company’s Blair, Nebraska facility, increased interest income earnings on its invested cash from the Asset Sale, and from miscellaneous income received from the Company ceasing its former operations as a result of the Asset Sale.

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

At September 30, 2005, the Company had cash and cash equivalents of $2,199,325, compared to $89,102 as of September 30, 2004. The increase in cash and cash equivalents was the result of the proceeds received from the Asset Sale and the sale of the Company’s Blair, Nebraska facility.

Accounts receivable decreased 99.99% at September 30, 2005 to $90 compared to $1,435,236 at September 30, 2004. The decrease was the result of the Asset Sale. At September 30, 2005, the Company still had some receivables outstanding from its former operations under its old collection method of providing terms for certain customers. The Company has established adequate reserves ($28,660 at September 30, 2005 compared to $202,903 at September 30, 2004) against accounts receivable in the event that some of the remaining accounts become uncollectible.

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

Inventory was unchanged at September 30, 2005 compared to September 30, 2004 at $-0-. The Company’s remaining inventory retained after the Asset Sale was sold during the third quarter of 2005 and the remaining inventory valuation reserve was removed. (See “Critical Accounting Policies.”) Inventory at September 30, 2004 was reclassified for financial statement comparative presentation to assets of discontinued operations.

Prepaid expenses and other current assets decreased 100% at September 30, 2005 to $-0- compared to $305,537 at September 30, 2004. The decrease was the result of the Asset Sale and discontinuing our operating activities, in addition to the Company converting to cash during the second quarter of 2005 the cash surrender value on life insurance policies which it owned and was the beneficiary. Prior to the Asset Sale, this former asset was classified as a long term other asset, but was reclassified to a current asset as a result of the Asset Sale.

Assets held for sale, net and assets of discontinued operations, net at September 30, 2005, decreased to $376,635, compared to $8,620,287 at September 30, 2004. The Company’s remaining property, plant and equipment retained after the Asset Sale, was reclassified to a current asset as a result of the Asset Sale. The Company currently has a sale pending on its Warrenton, Oregon facility, and anticipates converting all of its assets to cash during 2005, so it can dissolve and liquidate. The Company sold its Blair, Nebraska facility on September 29, 2005. The Company established a reserve against it’s held for sale assets at September 30, 2005 in the amount of $174,326. For financial statement comparative presentation for the period ended September 30, 2004, the Company reclassified its inventory (net), property, plant and equipment (net), and intangible assets (net) to assets held for sale and assets of discontinued operations, net.

Other assets decreased 100% at September 30, 2005 to $-0- compared to $125,763 at September 30, 2004. The decrease was the result of a decrease in the cash surrender value of insurance on policies maintained by the Company in which the Company was the beneficiary, by redeeming the Company’s outstanding preferred stock with the life insurance policy the Company maintained on the owner of the preferred stock during the third quarter of 2004, and reclassifying the remaining cash surrender value asset on the life insurance policies owned by the Company to a current asset, as the Company converted its remaining policies into cash during the second quarter of 2005. (See prepaid expenses and other current assets discussion above.)

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

Management believes that funds generated from the Asset Sale and the pending sale of the remaining property, plant and equipment held for sale will be sufficient to meet the Company's cash requirements through the end of 2005, until the Company can dissolve and liquidate.

The current portion of long-term debt at September 30, 2005 was $-0- compared to $1,103,463 at September 30, 2004. The decrease in the Company’s current portion of long-term debt was the result of the Company paying off the debt associated with its Blair, Nebraska facility upon the sale which closed on September 29, 2005. For financial statement presentation for the period ended September 30, 2004, the Company’s long-term debt was reclassified to current, as the underlying security for this debt was secured by assets that were reclassified to assets held for sale, net.

Accounts payable decreased 99.88% at September 30, 2005 to $1,280 compared to $1,036,526 at September 30, 2004. The decrease was the result of the Asset Sale. Prior to the closing of the Asset Sale, the Company slowed its manufacturing process during the third quarter of 2004, resulting from dealer uncertainty for equipment orders due to the pending Asset Sale, and market conditions stemming from declines in milk prices. The decline was partially offset by extended term payment arrangements provided by some of the Company’s principal suppliers. (See trade credit discussion above.)

Discontinued operational costs payable as of September 30, 2005, were $799,563. These costs were the result of the closing of the Asset Sale, and reflect the Company’s estimate of remaining costs associated with the winding down of its operations and reflect payments made during the quarter and nine-month period against those liabilities. During the first quarter of 2005, the Company recorded additional costs related to its discontinued operations for professional fees and reduced its personnel and employee benefit costs as a result of receiving a refund.

Accrued expenses and other current liabilities and liabilities of discontinued operations (excluding discontinued operational costs payable) decreased 93.20% at September 30, 2005, to $124,777 compared to $1,834,435 at September 30, 2004. The decrease in accrued expenses and other current liabilities for the quarter was the result of the Asset Sale coupled with decreased payroll, commission and benefit accruals from personnel terminations resulting from the Asset Sale. Additionally, since the Company no longer has a pre-season order program, it no longer has any requirements to accrue volume discounts, program incentives or flooring interest accruals, which, along with lower accrued warranty from the Company no longer having any operations, also decreased total accrued expenses. The Company also reclassified its accrued warranty obligations for financial statement presentation purposes for the period ended September 30, 2004 to liabilities of discontinued operations.

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

The following table outlines the Company’s future contractual obligations by type as of September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Operating leases	183,270	4,470	35,760	35,760	107,280
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet Under GAAP	-	-	-	-	-

Total	$183,270	$4,470	$35,760	$35,760	$107,280

Off-Balance Sheet Arrangements

As of September 30, 2005, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company was exposed was interest rates.

The Company's exposure to changes in interest rates ended on September 29, 2005 with the payoff of its long-term fixed rate debt upon the sale of its Blair, Nebraska facility. Prior to September 29, 2005, the risk was minimal, as all of the Company's long-term debt was fixed rate.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits:

10.11	Purchase Agreement dated August 29, 2005 between AB Holding Group, Inc. and Buhler Manufacturing.

10.12	Commercial & Investment Real Estate Purchase & Sale Agreement dated August 16, 2005 between AB Holding Group, Inc. and Chuck Taggart and Glen Taggart.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AB HOLDING GROUP, INC., a Delaware corporation (Registrant)

Date: October 31, 2005	By: /s/ Michael R. Wallis Michael R. Wallis Chief Financial Officer and Vice President of Finance

(duly authorized and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.11	Purchase Agreement dated August 29, 2005 between AB Holding Group, Inc. and Buhler Manufacturing.

10.12	Commercial & Investment Real Estate Purchase & Sale Agreement dated August 16, 2005 between AB Holding Group, Inc. and Chuck Taggart and Glen Taggart.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer